Form 10-Q
period 1993-12-31
OCTEL COMMUNICATIONS CORP
filed 1994-02-14
CIK 792723

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of
 the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1993, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
 ________ to ________

Commission File Number 0-16588

                  OCTEL COMMUNICATIONS CORPORATION
__________________________________________________________________

   (Exact name of registrant as specified in its charter)

               Delaware                           77-0029449
      (State or other jurisdiction    (I.R.S. Employer
          of incorporation or      Identification Number)
             organization)

                         890 Tasman Drive
               Milpitas, California 95035-7439
          (Address of principal executive offices)

Registrant's telephone number, including area code, is (408)321-2000

                   ____________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X      No

      The  number of shares outstanding of the registrant's
Common Stock on January 31, 1994 was 18,142,050.






 This document consists of 83 pages of which this is Page 1.

              OCTEL COMMUNICATIONS CORPORATION

                            INDEX




                                                         Page
                                                         Number
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance
               Sheets - December 31, 1993 and
               June 30, 1993                                 3

               Condensed Consolidated Statements
               of Income - three and six months ended
               December 31, 1993 and 1992                    4

               Condensed Consolidated Statements
               of Cash Flows - six months ended
               December 31, 1993 and 1992                    5

               Notes to Condensed Consolidated
               Financial Statements                          6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                    8


PART II.  OTHER INFORMATION

     Item 4.   Matters Submitted to Vote of Security
               Holders                                      13

     Item 6.   Exhibits and Reports on Form 8-K             13

SIGNATURE                          				                     14

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 OCTEL COMMUNICATIONS CORPORATION
               Condensed Consolidated Balance Sheets
       (Dollars in thousands, except share data,unaudited)

                                            Dec. 31,    June 30,
                                             1993         1993
                              ASSETS
Current assets:
  Cash and equivalents                    $  12,628   $19,569
  Short-term investments                     52,330    61,841
  Accounts receivable net of allowance
  for doubtful accounts of $1,582 at
  December 31, 1993 and $1,351 at
  June 30, 1993                              53,83       54,294
  Accounts receivable from related parties   11,148       8,589
  Inventories                                24,545      24,554
  Prepaid expenses and other                  9,639       4,273
    Total current assets                    164,124     173,120

Property and equipment, net of accumulated
  depreciation and amortization of $46,256
  at December 31, 1993 and $39,299 at
  June 30, 1993                              60,530      48,211
Deposits and other assets                    30,704      26,047
    Total                                  $255,358    $247,378

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade payables                          $  10,564   $  11,592
  Accrued compensation and employee
     benefits                                14,754      16,690
  Income taxes payable                        1,266         941
  Accrued and other liabilities              26,570      25,195
    Total current liabilities                53,154      54,418
Long-term obligations                         1,241       1,318

Stockholders' equity:
  Preferred stock, $.001 par value -
    authorized, 5,000,000 shares;
    none outstanding                             --          --
  Common stock, $.001 par value -
    authorized, 50,000,000 shares;
    outstanding: December 31, 1993,
    18,102,350 shares, and June 30, 1993,
    18,045,844 shares                       113,986     111,077
  Deferred compensation                          --         (55)
  Retained earnings                          87,266      80,875
  Accumulated translation adjustments         (289)        (255)
    Stockholders' equity                    200,963      191,642
    Total                                  $255,358     $247,378

        See notes to condensed consolidated financial statements.

                 OCTEL COMMUNICATIONS CORPORATION
            Condensed Consolidated Statements of Income
       (In thousands, except per share amounts -unaudited)


                        Three Months Ended   Six Months Ended
                                                     Restated
                         Dec. 31,Dec. 31,     Dec.31,Dec. 31,
                          1993      1992       1993    1992

Net revenues:
  Systems                $53,487  $46,367   $102,172  $85,661
  Service and support     21,620   14,380     41,649   23,613
Total revenues            75,107   60,747    143,821  109,274

Costs and expenses:
  Cost of systems         17,453   14,975     33,472   26,471
  Cost of service and
    support               13,025    8,232     25,421   13,837
  Research and development11,328    7,705     22,360   15,148
  Selling, general and
    administrative        25,703  22,537      50,162   43,002
    Total costs and
      expenses            67,509  53,449     131,415   98,458
 Operating income          7,598   7,298      12,406   10,816
Interest and other
  income, net                507    1,302      1,196    2,325
Income before income taxes
  and cumulative effect of
  accounting change        8,105    8,600     13,602   13,141
Provision for income taxes 2,300    2,900      3,100    4,325
Income before cumulative
  effect of accounting
  change                   5,805    5,700     10,502    8,816
Cumulative effect of
  accounting change          --        --         --      115
Net income              $  5,805 $  5,700  $  10,502   $8,701

Net income per common
  and equivalent share
  before cumulative
  effect ofaccounting
  change                $   0.30  $ 0.30   $    0.55   $0.47

Cumulative effect
  of accounting
  change                      --      --         --     0.01

Net income per common
  and equivalent share $    0.30  $  0.30   $    0.55  $0.46

Weighted average number of
  common shares and equivalents
  used in computation     19,177   19,068     18,991  19,112





     See notes to condensed consolidated financial statements.

	                   OCTEL COMMUNICATIONS CORPORATION
       Condensed Consolidated Statements of Cash Flows
             (Dollars in thousands - unaudited)

                                              Six Months Ended
                                              ________________
                                                        Restated
                                            Dec. 31,    Dec. 31,
                                              1993        1992

INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS:
Cash flows from operating activities:
  Net income                                $10,502    $8,701
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization          12,508    7,042
      Deferred income taxes                 (4,232)   (9,160)
      Goodwill adjustment upon adoption
        of SFAS 109                             --     6,773
      Deferred compensation                      55      108
      Changes in assets and liabilities:
        Accounts receivable                 (2,274)   (1,618)
        Inventories                            (38)   (1,068)
        Prepaid expenses and other          (2,971)     (784)
        Trade payables                        (194)   (5,127)
        Accrued compensation and
          employee benefits                 (1,814)   (1,044)
        Accrued and other liabilities         1,757   (1,264)
          Net cash provided by operating
            activities                       13,299    2,559
Cash flows from financing activities:
  Sales of common stock                       3,800    3,114
  Repurchases of common stock               (5,143)   (4,633)
  Repayments of long-term obligations         (108)     (162)
          Net cash used by financing
            activities                      (1,451)   (1,681)
Cash flows from investing activities:
  Purchases of short-term investments (70,791) (156,721) Sales and maturities of short-term
    investments                             80,302   159,808
  Property and equipment additions         (19,328)  (16,955)
  Changes in deposits and other assets      (9,175)   (3,483)
  Net cash used to acquire business             --    (9,391)
          Net cash used for investing
            activities                      (18,992) (26,742)
 Effect of exchange rate changes on cash        203      315
Net decrease in cash and equivalents        (6,941)  (25,549)

Cash and equivalents:
Beginning of period                          19,569   41,685
End of period                               $12,628  $16,136


     See notes to condensed consolidated financial statements.

              OCTEL COMMUNICATIONS CORPORATION
       Notes to Condensed Consolidated Financial Statements
          (December 31, 1993 and 1992 - Unaudited)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1993, the results of operations for the three and six months ended December 31, 1993 and 1992 and cash flows for the six months ended December 31, 1993 and 1992.

     The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

     The condensed consolidated statements of income for the six months ended December 31, 1992 and cash flows for the six months ended December 31, 1992 have
     been restated  for  the effect            of   adopting
     Statement  of  Financial   Accounting
     Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 was adopted by the Company in the third fiscal quarter of 1993, with effect from July 1, 1992.

     2.      Inventories consist of (in thousands):

                                             Dec. 31, June 30,
                                               1993     1993

     Finished goods                         $  4,214    $4,570
     Work-in-process                          10,882    10,036
     Raw materials                             9,449     9,948
          Total inventories                  $24,545   $24,554

3. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

4. Interest and other income consists of the following (in
          thousands):

                               Three Months Ended  Six Months Ended
                                Dec. 31,Dec. 31,   Dec. 31, Dec. 31,
                                  1993    1992       1993      1992

  Interest and investment income$744    $ 814      $1,553  $ 1,928
     Gain (loss) on sale of
       short-term
       investments, net          (31)     212         112      926
     Foreign exchange gains
       (losses), net             (50)     368         (95)     178
     Other expense              (156)     (92)       (374)    (707)
          Total other income    $507   $1,302      $1,196  $ 2,325

              OCTEL COMMUNICATIONS CORPORATION
    Notes to Condensed Consolidated Financial Statements
          (December 31, 1993 and 1992 - Unaudited)

    5.    In  October  1992,  the  Company  acquired
          Tigon
          Corporation (Tigon) which was accounted for as a purchase. In the second quarter of fiscal 1994, the Company made the final adjustment to the purchase price allocation which had the effect of increasing the purchase reserve $2.2 million, goodwill $1.3 million and current deferred income tax asset $.9 million.

              OCTEL COMMUNICATIONS CORPORATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

NET REVENUES

      Net revenues increased to $75.1 million in the
second quarter  of  fiscal  1994, a 24 percent
increase  from  net revenues  of $60.7 million in the
second quarter of  fiscal 1993.   In the first six
months of fiscal 1994 net revenues increased  to
$143.8 million as compared to $109.3  million in  the
corresponding period of fiscal 1993,  representing
growth  of  32  percent.  Systems revenues  in  the
second quarter  of fiscal 1994 were $53.5 million, an
increase  of 15 percent from $46.4 million in the same
quarter of fiscal 1993,  and for the first six months
of fiscal 1994  systems revenues  were  $102.2
million, an increase of  19  percent compared to $85.7
million in the first six months of fiscal 1993.
The  growth  in
systems  revenues  was  primarily
attributable  to  the sale of systems to new  and
existing customers  and  the  sale of upgrades,
expansions  and  new features, including the Company's
fax products, to existing customers  in the Customer
Premise Equipment (CPE)  sector. CPE  revenues  for
both the second quarter  and  first  six months  of
fiscal 1994 increased over the same periods  in fiscal
1993 in both the domestic and international markets,
although  growth was more significant internationally
than domestically.  Voice Information Service (VIS)
revenues  in total  for both the second quarter and
first six months  of fiscal 1994 increased over the
same periods in fiscal 1993; however,    international
VIS   revenues,   which    were exceptionally high in
the second quarter of fiscal 1993 due to two large
orders from customers, decreased in the second quarter
of  fiscal  1994 compared  to  the  second  fiscal
quarter  of  1993.   Revenue in future  quarters
could be affected by the extent and timing of new orders from VIS providers and such orders are typically significant in size and, therefore, could impact the revenue volume and mix in any given quarter.

Service and support revenues in the second quarter of fiscal 1994 increased to $21.6 million, or 50 percent from $14.4 million in the same quarter of fiscal 1993, and for the first six months of fiscal
1994 service and support revenues increased to $41.6 million, or 76 percent compared to $23.6 million in the first six months of fiscal 1993. In addition, service and support revenues continue to grow as a percentage of total net revenues and accounted for 29 percent of net revenues for the second quarter and first six months of fiscal 1994 as compared to 24 percent and 22 percent for the second quarter and first six months of fiscal 1993, respectively.
The increase in service and support revenues is primarily due to the inclusion of service revenues from Tigon which have been included since its acquisition on October 21, 1992. In addition, service and support revenues grew in the second quarter and first six months of fiscal 1994 as compared to the same periods of the prior year as a result of the Company's larger installed base of customers and systems.

              OCTEL COMMUNICATIONS CORPORATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

COST OF SALES

      As  a percentage of net revenues, total cost of
sales increased to 41 percent in the second quarter
and first six months of fiscal 1994 compared to 38
percent and 37 percent in  the second quarter and
first six months of fiscal 1993, respectively.  The
majority of this increase is a result of the  higher
percentage of total revenues  attributable  to
service.  The service revenue increase is primarily
due  to the  inclusion  of  Tigon which has a
traditional  service industry  cost  structure  of
lower  gross  margins  as  a percentage  of  revenue.
Cost of  systems  sales  were  33 percent  of net
systems revenues in the second quarter  and first six
months of fiscal 1994.  Cost of system sales were 32
percent and 31 percent in the second quarter and
first six months of fiscal 1993, respectively.  The
increases  as a  percentage of net systems revenues
in fiscal  1994  were due                       to
reduced  list  prices  of  certain  products  and
increased  sales  promotions offered in fiscal  1994
which were  offset by the effects of reduced
manufacturing  costs and a favorable change in
product mix evidenced by the fact that  sales  volume
of the Company's  higher  end,  higher margin
systems increased at a higher rate than lower  end,
lower margin systems.  Cost of service and support
revenues were  60  percent and 61 percent of net
service and support revenues  in  the second quarter
and first  six  months  of fiscal  1994,
respectively.  Cost of service  and  support revenues
were  57  percent and 59 percent  in  the  second
quarter  and first six months of fiscal 1993,
respectively. The  increases  in  the second quarter
and  the  first  six months  of  fiscal  1994
compared  to  fiscal  1993   were primarily  due  to
the inclusion of Tigon  revenues,  which continue  to
become  a higher percentage  of  consolidated
revenue.   Tigon  cost  of  sales  have  increased
as   a percentage  of net revenues in the second
quarter  and  the first  six  months  of  fiscal 1994
compared  to  the  same periods  in fiscal 1993 as a
result of a change in  service product           mix
with  an  increase  in  revenue                  from
the
residential   market which traditionally  has  lower
gross
margins  than  the  commercial market.   On  a
quarter-toquarter  basis, the channel and product mix
of  sales  can fluctuate  significantly.  Such
fluctuations  can  have  a positive  or  negative
impact on operating margins.                    These
fluctuations are difficult to predict.


RESEARCH AND DEVELOPMENT

      Research and development expenses were $11.3
million in  the  second quarter of fiscal 1994, an
increase  of  47 percent  over  the  $7.7  million
expended  in  the  second quarter of fiscal 1993.
For the first six months of fiscal 1994  and  1993,
research and development costs were  $22.4 million
and  $15.1 million, respectively, representing  an
increase of 48 percent in fiscal 1994.  As a
percentage  of net  revenues,  research and
development expenses  were  15 percent  and  13
percent in the second quarters  of  fiscal 1994  and
1993, respectively, and 16 percent and 14 percent for the first six months of fiscal 1994 and 1993,
respectively.   The  increase in research  and
development expenses  is  due  to the Company's
increased  spending  on projects  to  meet customer
commitments such as  clustering
and  the adaptation of existing products and
technology for international markets, as well as the
continued  commitment to  the  development  of new
products and  enhancements  to existing  products.
The Company believes  that  additional research  and
development expenses  will  be  required  to maintain
market  position and expects that  expenses  will
increase  in  absolute  terms  and  could  increase
as   a percentage of net revenues.

              OCTEL COMMUNICATIONS CORPORATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general  and administrative  expenses
were $25.7  million in the second quarter of fiscal
1994,  a  14 percent increase over the second quarter
of fiscal 1993  of $22.5  million.  For the first six
months of  fiscal  1994, these  expenses  were  $50.2
million,  an  increase  of  17 percent over the $43.0
million expended in the same  period of   fiscal
1993.   Selling,  general  and  administrative
expenses decreased as a percentage of net revenues in
both the  second quarter and six months ended
December 31, 1994, decreasing  from 37 percent and 39
percent  in  the  second quarter  and first six
months of fiscal 1993, respectively, to  34  percent
and 35 percent in the corresponding periods of
fiscal 1994.  The increase in absolute dollars
resulted from the Company's continuing efforts to
develop and manage its  organization, train new and
existing personnel and the commitment      of
resources   to   support   international
opportunities.   In  addition,  the  inclusion  of
Tigon's selling,  general and administrative
expenses,  which  were included for only
approximately two and one-half months  in the  first
six months of fiscal 1993, contributed  to  the
increase.   ^Two expense items contributed to the
increase in  absolute  terms of selling, general and
administrative expenses  in  the  second quarter of
fiscal  1994. First,
approximately   $750,000  of  non-recurring   expense
was incurred  related to the departure of the former
President and Chief Executive Officer from the
Company.  Robert Cohn, a  founder  of  the  Company
and its  President  and  Chief Executive Officer from
1982 to 1990, was appointed to  fill this   position.
The  second  item,  approximating          an
incremental $500,000, was incurred in the second
quarter of fiscal  1994  for legal expenses related
to ongoing  patent litigation.             The
Company estimates legal expenses  related
to ongoing patent litigation will be approximately
$600,000 in  the  last  six  months  of fiscal       1994.   The  Company
believes    that    additional   selling,    general
and administrative  expenses will be required to
maintain  its competitiveposition,  including
expanded  international
sales  activities,  and expects that  these  expenses
will increase  in  absolute  terms  and  could
increase  as   a percentage of net revenues.

INTEREST AND OTHER INCOME, NET

      Interest and other income, net for the second
quarter of  fiscal 1994 decreased $795,000 from the
same period  of fiscal 1993 and decreased in the
first six months of fiscal 1994  by $1.1 million from
the same period last year.   The decrease  in  the
second quarter and first six months of fiscal 1994 was primarily attributable to smaller net gains on sales of short-term investments and lower interest income due to lower interest rates and lower cash and equivalent and short-term investment balances, offset by the effect of the Compass acquisition expenses which were incurred in the first quarter of fiscal 1993.

              OCTEL COMMUNICATIONS CORPORATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

INCOME TAXES

     The Company's effective tax rate was 28 percent
and 23 percent  in  the  second quarter and first
six  months  of fiscal 1994, respectively, as
compared to 34 percent and 33 percent in the
corresponding periods of fiscal 1993.   This decrease
was  primarily attributable  to  the  retroactive
reinstatement  of the U.S. research and development
credit for the fiscal year ended June 30, 1993, which
amounted  to $200,000  and  $1.1  million for the
three-  and  six-month periods  ended December 31,
1993, respectively.   Prior  to any  effects  of the
proposed merger discussed in  "Factors That  May
Effect Future Results of Operations", the effect of the reinstatement is expected to be a three percent reduction to the effective tax rate for the 1994 fiscal year and the Company expects its effective tax rate to be approximately 32 percent for the remaining quarters of fiscal 1994.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

     The Company believes that in the future its
results of operations  could  be affected by factors
such  as  market acceptance  of  new products and
upgrades,  growth  in  the worldwide  voice
processing market,  the  success  of  the Company's
customers in marketing voice information products and
adverse changes in general economic conditions in
any of  the countries in which the Company does
business. The
Company's  ability  to  develop  and  market
products  and services  that successfully adapt to
current  market  needs may  also have an impact on
the results of operations.,   A portion of future
revenues will come from new products  and services.
The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings or stock price.

      Because  of  the factors noted herein, the
Company's future   earnings  and  stock  price  may
be  subject                  to
significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

     In January 1994, the Company entered into a
definitive agreement  to  merge  with VMX, Inc.
(VMX).   VMX  provides integrated messaging and call
processing systems,  software and  services  that
combine voice,  data  and  images  for business
communications, internationally.  The terms of the
merger  provide  for  the issuance  of  one  share
of  the Company's common stock for every five shares
of outstanding VMX  common  stock.
Therefore, the  Company  would  issue
approximately  5.3  million  shares  of  common
stock   in accordance  with  this agreement.  The
Company intends to account for this transaction using the pooling of interests method.
The Company expects the merger to be completed late in April 1994, which is subject to regulatory and stockholder approval.

              OCTEL COMMUNICATIONS CORPORATION

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

      Because  Octel and VMX intend to continue to
support the      product   lines  of  both  companies
following the
completion  of the merger, the Company does not
anticipate that the announcement of the merger will
have a significant effect  on  sales  of  its
systems  in  the  near  future. However,  there  can
be no assurance that distributors  and potential
customers  will continue  their  current  buying
patterns  without regard to the announced merger,
and  any significant  delay  or reduction in orders
could  have  an adverse  effect  on  the Company's
near-term  business  and results  of  operations.
The Company  anticipates  that total  non-recurring
transaction costs associated with  the merger during
the third and fourth fiscal quarters of  1994 will
total  approximately  $3.4  million.   The  Company's
estimated   portion  of  the  merger   related
costs   is approximately $2.2 million.  In the event
that the merger is not completed for certain reasons specified in the agreement with VMX governing the merger, a portion of these expenses could be offset by payments from VMX or the Company could be obligated to make expense reimbursement or damages payments to VMX. In addition, the Company expects to record a restructuring reserve in the accounting records in the fourth quarter of fiscal 1994 related to costs associated with the worldwide integration of the two organizations following the completion of the merger.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  cash and equivalents  and
short-term investments  in  the  first  six  months
of  fiscal   1994 decreased  $16.5 million from June
30, 1993. The  primary
uses  of  cash during the first six months of  fiscal
1994 were  the repurchase of common stock for
approximately $5.1 million  under the Company's stock
repurchase  plan,  which aims  to  increase return to
investors as compared  to  the return  which  would
be  made by investing  the  cash  and generating
interest  at  the  current  low                rates,   and
investment  in  property and equipment  of  $19.3
million. Cash flows from operations resulted in a net source of cash of $13.3 million in the first six months of fiscal 1994.

      During  fiscal 1993, the Company invested $16
million in  the  purchase  of  land  and  the
development  of  the Company's new corporate offices
on that land.  In the first six  months of fiscal
1994, the Company spent approximately
$9.8  million  on this project and the Company
expects  to spend          approximately $16.3
million during the remainder  of
fiscal  1994  and $3 million in fiscal 1995  in
connection with  the  construction  of  the
Company's  new  corporate offices.   The Company also
expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1994. The Company anticipates that its property and equipment investments will eventually result in reduced operating expenses, greater efficiencies and increased flexibility for the Company.

     The Company anticipates that cash flow from

operations and existing cash and equivalents and

short-term investment balances  will  be  adequate to

meet  the  Company's  cash requirements  through  the

end  of  fiscal  1994.    After completion  of  the

proposed merger discussed  in  "Factors That  May

Effect Future Results of Operations", the Company

believes  that cash flow from operations and existing

cash and equivalents and short-term investment

balances will  be adequate  to  meet the combined

Company's cash requirements through the end of fiscal

1994.

                           PART II

                      OTHER INFORMATION

Item 4.   Matters Submitted to Vote of Security Holders

     Octel Communications Corporation held its regular Annual Meeting of Stockholders on November 18, 1993.


     The following individuals were elected to serve on the Company's Board of Directors:


     Douglas C. Chance
     Robert Cohn
     Leo J. Chamberlain
     John Freidenrich
     Robert C. Hawk
     Dag Tellefsen

     The following matters were voted upon at the meeting:

     1.Approval of proposal regarding the 1985 Incentive
       Stock Plan to
       increase shares reserved.
     2.Approval of proposal regarding the 1987 Employee
       Stock Purchase Plan to increase shares reserved
     3.Appointment of KPMG Peat Marwick as independent public accountants.

     The votes of the stockholders on these amendments were as follows:

Proposal     Number of             Number of       Number of    Number of
 Number    affirmative votes     negative votes   abstentions  broker non-votes

   1.              7,335,805        4,721,114       181,410       3,393,226
   2.              9,941,019        2,481,281       178,093       3,031,162
   3.             15,518,113           56,751        56,691               -

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

      2.0--Agreement and Plan of Reorganization by and among Octel Communications Corporation, Octel Acquisition
Corporation and VMX, Inc. dated as of January 29, 1994.

     10.3--Fiscal Year 1993 Executive Bonus Plan.

     (b)  Report on Form 8-K

          No report on Form 8-K was filed by the Company during its fiscal quarter ended
          December  31, 1993.

                             SIGNATURE



    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                            OCTEL COMMUNICATIONS CORPORATION


Dated:  February 11, 1994
                            /s/ GARY A. WETSEL
                            Gary A. Wetsel
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)