Form 10-Q
period 1994-03-31
OCTEL COMMUNICATIONS CORP
filed 1994-05-11
CIK 792723

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended March 31, 1994, or

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)

           Delaware                                       77-0029449
      _____________________________                ___________________________
     (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                 Identification Number)


                                890 TASMAN DRIVE
                        MILPITAS, CALIFORNIA 95035-7439
                    (Address of principal executive offices)

     Registrant's telephone number, including area code, is (408) 321-2000

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

                        Yes      X         No
                           ____________   ____________

         The number of shares outstanding of the registrant's Common Stock on April 30, 1994 was 23,963,142




================================================================================



          This document consists of 19 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                     INDEX



                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.  FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Balance
                          Sheets - March 31, 1994 and
                          June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                          Condensed Consolidated Statements
                          of Operations - three and nine months ended
                          March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . .      4

                          Condensed Consolidated Statements
                          of Cash Flows - nine months ended
                          March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . .      5

                          Notes to Condensed Consolidated
                          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      6


         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


PART II.         OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .     15

SIGNATURE                         ... . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                         March 31,           June 30,
                                                                           1994                1993
                                                                         --------            --------
                                              ASSETS                                        (Restated)
   Cash and equivalents                                                 $  18,727            $  26,576
   Short-term investments                                                  64,915               73,781
   Accounts receivable net of allowance for doubtful accounts
       of $2,578 at March 31, 1994 and $2,365 at June 30, 1993             82,277               70,544
   Accounts receivable from related parties                                 3,621                8,589
   Inventories                                                             30,260               28,399
   Prepaid expenses and other                                              13,027                4,806
                                                                         ----------          ----------
       Total current assets                                               212,827              212,695

Property and equipment, net of accumulated
   depreciation and amortization of $61,543 at
   March 31, 1994 and $48,788 at June 30, 1993                             78,598               53,933
Deposits and other assets                                                  31,399               30,755
                                                                         --------             --------
       Total                                                             $322,824             $297,383
                                                                         ========             ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade payables                                                       $  13,530               16,370
   Accrued compensation and employee benefits                              21,887               20,257
   Income taxes payable                                                        --                1,401
   Accrued and other liabilities                                           42,605               27,689
                                                                       ----------             --------
       Total current liabilities                                           78,022               65,717
Long-term obligations                                                       2,521                1,985

Stockholders' equity:
   Preferred stock, $.001 par value - authorized,
       5,000,000 shares; none outstanding                                      --                   --
   Common stock, $.001 par value - authorized,
       50,000,000 shares; outstanding: March 31, 1994,
       23,930,042 shares, and June 30, 1993, 23,280,241 shares            170,846              156,814
   Deferred compensation                                                       --                  (55)
   Retained earnings                                                       72,035               73,322
   Accumulated translation adjustments                                       (600)                (400)
                                                                          -------             --------
       Stockholders' equity                                               242,281              229,681
                                                                        ---------              -------
       Total                                                             $322,824             $297,383
                                                                         ========             =========

           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Three Months Ended             Nine Months Ended
                                                 ------------------             -----------------
                                                Mar. 31,     Mar. 31,           Mar. 31,        Mar. 31,
                                                 1994          1993              1994             1993
                                                --------     -------            --------        --------
                                                            (Restated)                         (Restated)
NET REVENUES:
   Systems                                     $ 68,256        $63,056           $207,887       $181,158
   Service and license                           28,941         22,327             81,812         56,306
                                               --------        -------           --------       --------
     Total revenues                              97,197         85,383            289,699        237,464

COSTS AND EXPENSES:
   Cost of systems                               20,906         20,622             65,900         57,506
   Cost of service                               19,223         12,381             49,763         31,765
   Research and development                      13,975         11,862             41,663         31,296
   Selling, general and administrative           36,799         31,255            108,955         93,287
   Restructuring costs                           18,258            --              18,258            --
                                               --------        -------           --------       --------
       Total costs and expenses                 109,161         76,120            284,539        213,854
                                               --------        -------           --------       --------
Operating income (loss)                         (11,964)         9,263              5,160         23,610
Interest and other income (expense), net         (3,011)         1,268             (1,537)         3,625
                                               --------        -------           --------       --------
Income (loss) before income taxes
   and cumulative effect of
   accounting change                            (14,975)        10,531              3,623         27,235
Provision for income taxes (benefit)             (3,371)         3,148                800          7,856
                                               --------        -------           --------       --------
Income (loss) before cumulative effect
   of accounting change                         (11,604)         7,383              2,823         19,379
Cumulative effect of accounting
   change                                           --              --                 --            115
                                              ---------        -------           --------       --------
NET INCOME (LOSS)                             $ (11,604)      $  7,383          $   2,823      $  19,264
                                              =========       ========          =========      =========

Income (loss) per common and
   equivalent share before
   cumulative effect of
   accounting change                         $    (0.49)     $    0.29         $     0.11     $     0.77

Cumulative effect of accounting
   change                                            --             --                 --             --
                                              ---------        -------           --------       --------
NET INCOME (LOSS) PER COMMON
   AND EQUIVALENT SHARE                      $   (0.49)      $    0.29         $     0.11     $     0.77
                                             =========        ========           ========      =========
Weighted average number of
   common shares and equivalents
   used in computation                          23,509          25,193             24,934         24,882
                                             =========        ========           ========      =========




           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                                    Nine Months Ended
                                                                                 ----------------------
                                                                               Mar. 31,           Mar. 31,
                                                                                 1994              1993
                                                                              --------           ---------
                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    2,823         $   19,264
   Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depreciation and amortization                                          22,816             15,071
          Deferred income taxes                                                  (2,828)            (7,244)
          Goodwill adjustment upon adoption
              of SFAS 109                                                            --              6,773
          Deferred compensation                                                      55                162
          Changes in assets and liabilities:
              Accounts receivable                                                (7,469)            (8,199)
              Inventories                                                        (1,882)             1,151
              Prepaid expenses and other                                         (6,186)              (779)
              Trade payables                                                     (2,656)            (6,408)
              Accrued compensation and
                 employee benefits                                                1,764              2,070
              Accrued and other liabilities                                      16,010             (2,747)
                                                                                -------            -------
                 Net cash provided by operating activities                       22,447             19,114
                                                                                -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                                                         13,328              6,685
   Repurchases of common stock                                                   (5,748)            (7,446)
   Payment of stockholders' notes receivable                                         56                 10
   Proceeds from sale of financial instruments - put warrants                        --                781
   Repayments of long-term obligations                                             (451)              (695)
                                                                                -------            -------
                 Net cash provided by (used in) financing activities              7,185               (665)
                                                                                -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                         (103,894)          (242,549)
   Sales and maturities of short-term investments                               112,760            230,030
   Property and equipment additions                                             (37,518)           (22,918)
   Changes in deposits and other assets                                          (9,096)            (8,614)
   Net cash used to acquire business                                                --              (9,391)
                                                                                -------            -------
                 Net cash used for investing activities                         (37,748)           (53,442)
                                                                                -------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             267                360
                                                                                -------            -------
NET DECREASE IN CASH AND EQUIVALENTS                                             (7,849)           (34,633)
                                                                                -------            -------

CASH AND EQUIVALENTS:
Beginning of period                                                              26,576             53,028
                                                                                -------            -------
End of period                                                                 $  18,727         $   18,395
                                                                                -------            -------

           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1994 AND 1993 - UNAUDITED)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and merger-related and restructuring adjustments - see Notes 6 and 7) necessary to present fairly the financial position as of March 31, 1994 and June 30, 1993, the results of operations for the three and nine months ended March 31, 1994 and 1993 and cash flows for the nine months ended March 31, 1994 and 1993.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

2.       Inventories consist of (in thousands):

                                                                                Mar. 31,            June 30,
                                                                                 1994                 1993
                                                                              ----------           ----------
         Finished goods                                                         $  5,982              $ 6,407
         Work-in-process                                                          14,574               11,625
         Raw materials                                                             9,704               10,367
                                                                                --------              -------
             Total inventories                                                   $30,260              $28,399
                                                                                 =======              =======

3. Net income or loss per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

4.       Letters of credit

         At March 31, 1994, the Company had $1.5 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in yen and U.S. dollars and expire on various dates ranging from August 1994 through April 1995.

5. Interest and other income (expense) consists of the following (in thousands):

                                                           Three Months Ended          Nine Months Ended
                                                           ------------------          -----------------
                                                           Mar. 31,    Mar. 31,       Mar. 31,     Mar. 31,
                                                            1994        1993            1994         1993
                                                          ----------  ----------     ----------    --------
         Interest and investment income                    $   814      $   981        $ 2,642       $3,160
         Gain (loss) on sale of short-term
             investments, net                                  (21)         310             91        1,236
         Foreign exchange gains (losses), net                 (161)          98           (274)          17
         Other expense, net                                    (51)        (121)          (404)        (788)
         Merger expenses (Note 6)                           (3,592)          --         (3,592)          --
                                                           -------    ----------       -------      -------
                 Total other income (expense)              $(3,011)      $1,268        $(1,537)      $3,625
                                                           =======    ==========       =======      =======

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1994 AND 1993 - UNAUDITED)

6.       Business Combinations and Merger Expenses

         Business Combinations

         On March 31, 1994, VMX, Inc. (VMX) was merged with and into Octel Communications Corporation (Octel) and 5,431,785 shares of Octel's common stock were issued in exchange for all of the outstanding common stock of VMX. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of VMX for all periods prior to the merger. Effective in the quarter ended March 31, 1994, VMX recorded $2.2 million in charges to operations to conform certain changes in estimates and accounting policies to conform to those of Octel.

         VMX provides integrated messaging and call processing systems, software and services that combine voice, data and image for business communications, internationally.

         Separate results of the combining entities for the three and nine months ended March 31, 1994 and 1993 are as follows:

                                                           Three Months Ended          Nine Months Ended
                                                           ------------------          -----------------
                                                          Mar. 31,        Mar. 31,       Mar. 31,    Mar. 31,
                                                            1994            1993           1994        1993
                                                         -----------     ----------     ----------  ----------
         Net Revenues:
             Octel                                      $ 72,841          $63,829       $216,662     $173,103
             VMX                                          24,746           21,916         74,270       65,416
             Less intercompany sales                        (390)            (362)        (1,233)      (1,055)
                                                        ----------        --------       --------    --------
                                                        $ 97,197          $85,383       $289,699     $237,464
         Net Income:                                    ----------        --------      ---------    --------
                                                        ----------        --------      ---------   --------
             Octel                                      $  6,180          $ 6,038       $ 16,724     $ 14,739
             VMX                                             904            1,340          4,844        4,538
             Intercompany transactions                        67                5             10         (13)
             Merger related costs and
                 adjustments (net of tax benefit)        (18,755)             --        (18,755)          --
                                                         ---------       --------      ---------    --------
                                                        $(11,604)         $7,383       $  2,823       19,264
                                                        ---------        --------      ---------    --------
                                                        ---------        --------      ---------    --------



         In October 1992, the Company acquired Tigon Corporation (Tigon) which was accounted for as a purchase. In the second quarter of fiscal 1994, the Company made the final adjustment to the purchase price allocation with respect to Tigon which had the effect of increasing the purchase reserve $2.2 million, goodwill $1.3 million and current deferred income tax assets $.9 million.

         Merger Expenses

         In connection with the merger of VMX and Octel, $3.6 million of merger expenses were incurred and have been charged to Interest and other income (expense) during the third quarter of fiscal 1994. These nonrecurring expenses include investment banking fees of $2.6 million, legal and accounting fees of $0.6 million and other miscellaneous expenses of $0.4 million.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1994 AND 1993 - UNAUDITED)

7.       Restructuring costs

         In connection with the VMX merger, the Company provided for restructuring costs in the third quarter of fiscal 1994 of $18.3 million for costs associated with consolidating facilities and personnel. Included in the charges are building lease termination fees and moving costs in connection with redundant facilities, employee severance, relocation expenses, and the write-off of leasehold improvements and assets impaired as a direct result of the merger. The balance in these reserves of $14.2 million is included in Accrued and other liabilities on the balance sheet at March 31, 1994.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         Effective March 31, 1994, Octel Communications Corporation (Octel) consummated a business combination with VMX, Inc. (VMX) which was accounted for as a pooling of interests. VMX provides integrated messaging and call processing systems, software and services that combine voice, data and image for business communications internationally. To effect the combination, 5.4 million shares of the Company's common stock were issued in exchange for all of the outstanding common stock of VMX. The net assets of VMX amounted to approximately $45.1 million at March 31, 1994. The financial statements have been restated to include the accounts and operations of VMX for all periods prior to the merger.

NET REVENUES

         Net revenues increased to $97.2 million in the third quarter of fiscal 1994, a 14 percent increase from net revenues of $85.4 million in the third quarter of fiscal 1993. In the first nine months of fiscal 1994 net revenues increased to $289.7 million as compared to $237.5 million in the corresponding period of fiscal 1993, representing growth of 22 percent. Systems revenues in the third quarter of fiscal 1994 were $68.3 million, an increase of 8 percent from $63.1 million in the same quarter of fiscal 1993, and for the first nine months of fiscal 1994 systems revenues were $207.9 million, an increase of 15 percent compared to $181.2 million in the first nine months of fiscal 1993.
The growth in systems revenues was primarily attributable to the sale of systems to new and existing customers and the sale of upgrades, expansions and new features in the Customer Premise Equipment (CPE) and Voice Information Services (VIS) sectors. CPE revenues for both the third quarter and first nine months of fiscal 1994 increased over the same periods in fiscal 1993. Domestic CPE revenues decreased in the third quarter of fiscal 1994 compared to the same period in fiscal 1993, while it increased in the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993. International CPE revenues increased significantly in both the third quarter and first nine months in fiscal 1994 compared to the same periods in fiscal 1993. VIS revenues in total for both the third quarter and the first nine months of fiscal 1994 increased over the corresponding periods in fiscal 1993; however; international VIS revenues, which were exceptionally high in the second and third quarters of fiscal 1993 due to several large orders, decreased in the third quarter and first nine months of fiscal 1994 compared to the corresponding periods in fiscal 1993. Revenue in future quarters could be affected by the extent and timing of new orders from VIS customers. Such orders are typically significant in size and, therefore, can have a significant impact on the amount and source of revenue in any given quarter.

         Service and license revenues in the third quarter of fiscal 1994 increased to $28.9 million, or 30 percent from $22.3 million in the same quarter of fiscal 1993, and for the first nine months of fiscal 1994 service and license revenues increased to $81.8 million, or 45 percent compared to $56.3 million in the first nine months of fiscal 1993. In addition, service and license revenues continue to grow as a percentage of total net revenues and accounted for 30 percent and 28 percent of net revenues for the third quarter and first nine months of fiscal 1994, respectively, as compared to 26 percent and 24 percent for the third quarter and first nine months of fiscal 1993, respectively. The increase in service and license revenues in the first nine months of fiscal 1994 over the same period in fiscal 1993 is significantly due to the inclusion of service revenues from Tigon which have been included since its acquisition on October 21, 1992. In addition, the increase in service and

OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

license revenues in the third quarter and first nine months of fiscal 1994 as compared to the same periods of the prior year is due to the Company's larger installed base of customers and systems. Service and license revenues have also increased due to new licensees generating incremental license issue fees.

COST OF SALES

         As a percentage of net revenues, total cost of sales increased to 41 percent in the third quarter of fiscal 1994 from 39 percent in the third quarter of fiscal 1993. For the first nine months of fiscal 1994 total cost of sales increased to 40 percent from 38 percent in the comparable period of fiscal 1993. The majority of this increase is a result of the higher percentage of total revenues attributable to service revenues, which carry lower margins than system revenues, as well as certain non-recurring costs in the third quarter of fiscal 1994 necessary to conform VMX's accounting practices to Octel's.

         Cost of system sales was 31 percent and 33 percent of net system revenues in the third quarter of fiscal 1994 and 1993, respectively. Cost of system sales was 32 percent in the first nine months of fiscal 1994 and 1993. Cost of system sales as a percentage of net revenue decreased from the third quarter of fiscal 1993 to the third quarter of fiscal 1994 primarily because of the effects of revenue transactions for which costs were previously expensed due to uncertainty of revenue recognition and favorable product mix evidenced by the fact that sales volume of the Company's higher end, higher margin systems increased as a percentage of total volume quarter over quarter. These positive effects were partially offset by non-recurring costs incurred to conform VMX's accounting practices to Octel's, reduced list prices of certain products and increased sales promotions offered in fiscal 1994. In the comparable nine-month periods, cost of system sales as a percentage of revenues remained the same, primarily because the factors discussed above were essentially offsetting.

         Cost of service and license revenues was 66 percent and 56 percent of net service and license revenues in the third quarter of fiscal 1994 and 1993, respectively. Cost of service and license revenues was 61 percent and 56 percent in the first nine months of fiscal 1994 and 1993, respectively. The increases in the third quarter and first nine months of fiscal 1994 compared to the same periods in fiscal 1993 were primarily due to Tigon's results. Tigon's revenues have grown as a percentage of both consolidated revenue and consolidated service and license revenue. Tigon's cost of service and license revenues has increased as a percentage of net service and license revenues in the third quarter and first nine months of fiscal 1994 compared to the same periods in fiscal 1993 as a result of a change in service product mix with an increase in revenue from the residential market, which traditionally has lower gross margins than the commercial market. Certain non-recurring costs that were incurred in the third quarter of fiscal 1994 to conform VMX's accounting practices to Octel's also contributed to the increase in costs of service and license as a percentage of net service and license revenues for both the quarter and the nine-month periods.

         On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT

         Research and development expenses were $14.0 million in the third quarter of fiscal 1994, an increase of 18 percent over the $11.9 million expended in the third quarter of fiscal 1993. For the first nine months of fiscal 1994 and 1993, research and development costs were $41.7 million and $31.3 million, respectively, representing an increase of 33 percent in fiscal 1994. As a percentage of net revenues, research and development expenses were 14 percent in the third quarters of fiscal 1994 and 1993, and 14 percent and 13 percent for the first nine months of fiscal 1994 and 1993, respectively. The increase in research and development expenses in absolute dollars is due to the Company's increased spending on projects to meet customer commitments such as clustering and the adaptation of existing products and technology for international markets, as well as the continued commitment to the development of new products and enhancements to existing products. Also contributing to the increase were development costs associated with the Company's Client/Server Software Division, which began operations in April 1993. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $36.8 million in the third quarter of fiscal 1994, an 18 percent increase over the third quarter of fiscal 1993 of $31.3 million. For the first nine months of fiscal 1994, these expenses were $109.0 million, an increase of 17 percent over the $93.3 million expended in the same period of fiscal 1993. Selling, general and administrative expenses increased as a percentage of net revenues in the third quarter ended March 31, 1994, increasing from 37 percent in the third quarter of fiscal 1993, to 38 percent in the corresponding period of fiscal 1994. Selling, general and administrative expenses decreased as a percentage of net revenues in the nine months ended March 31, 1994, decreasing from 39 percent in the first nine months of fiscal 1993 to 38 percent in the first nine months of fiscal 1994. The increase in absolute dollars resulted from the Company's continuing efforts to develop and manage its organization and train new and existing personnel and the commitment of resources to support international opportunities. In addition, the inclusion of Tigon's selling, general and administrative expenses, which were included for only approximately five and one-half months in the first nine months of fiscal 1993, contributed to the increase in the nine-month period. Two expense items contributed to the increase in absolute terms of selling, general and administrative expenses in the first nine months of fiscal 1994. First, approximately $750,000 of non-recurring expense was incurred in the second quarter of fiscal 1994, related to the departure of the former President and Chief Executive Officer from the Company. The second item, legal expenses related to ongoing patent litigation, generated incremental expenses of approximately $1.0 million and $2.1 million in the third quarter and first nine-months of fiscal 1994, respectively. The Company estimates legal expenses related to ongoing patent litigation will be approximately $800,000 in the fourth quarter of fiscal 1994. Following the merger of Octel and VMX, the Company is analyzing synergies that exist and anticipates the

OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

reflection of any benefits from those synergies after an initial period of consolidation and adjustment. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues.

INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net for the third quarter of fiscal 1994 decreased $4.3 million from the same period of fiscal 1993 and decreased in the first nine months of fiscal 1994 by $5.2 million from the same period last year. The decreases are primarily attributable to merger expenses of $3.6 million recorded in the third quarter of fiscal 1994, smaller net gains on sales of short-term investments and lower interest income due to lower interest rates and lower cash and equivalent and short-term investment balances, offset by the absence of the Compass acquisition expenses which were incurred in the first quarter of fiscal 1993.

INCOME TAXES

         The Company's effective tax rate was 23 percent and 22 percent in the third quarter and first nine months of fiscal 1994, respectively, as compared to 30 percent and 29 percent in the corresponding periods of fiscal 1993. This decrease was attributable to a combination of several factors. First, the Company had lower taxable income due to restructuring charges in fiscal 1994 as compared to fiscal 1993, resulting in permanent tax differences having a greater impact on the effective tax rate. Another major factor was that the merger of Octel and VMX allowed various tax assets of VMX that were previously fully reserved to be recognized. Additionally, the retroactive reinstatement of the U.S. research and development credit for the fiscal year ended June 30, 1993 had a favorable impact on the effective tax rate in fiscal 1994. Substantially all of the adjustment for the retroactive reinstatement was recorded in the first quarter of fiscal 1994 and amounted to $1.1 million. The Company expects its effective tax rate to be approximately 23 percent for the remainder of fiscal 1994.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

         The Company believes that in the future its results of operations could be affected by factors such as market acceptance of new products and upgrades, changes in the rate of growth in the worldwide voice processing market, competition, the success of the Company's customers in marketing voice information services and changes in general economic conditions in any of the countries in which the Company does business. The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain its competitive position. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. The integration of certain operations following the merger with VMX will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company intends to reduce expenses by eliminating duplicate facilities, employees, marketing

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

programs and other expenses. There can be no assurance that Octel will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. The Company cannot determine the ultimate effect that new products and services and the integration of Octel and VMX will have on revenues, earnings or stock price.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and equivalents and short-term investments in the first nine months of fiscal 1994 decreased $16.7 million from June 30, 1993. Cash flows from operations resulted in a net source of cash of $22.7 million in the first nine months of fiscal 1994 and $22.7 for the same period in fiscal 1993. The primary uses of cash during the first nine months of fiscal 1994 were investment in property and equipment of $37.5 million and the repurchase of common stock for approximately $5.7 million under the Company's stock repurchase plan, which aim to increase return to investors as compared to the return which would be made by investing the cash and generating interest at the current low rates.

         As of March 31, 1994, the Company had invested $33.5 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company expects to spend approximately $7.6 million during the remainder of fiscal 1994 and $3 million in fiscal 1995 in connection with the construction of the Company's new corporate offices. The Company also expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1994. The Company anticipates that its property and equipment investments will eventually result in reduced operating expenses, greater efficiencies and increased flexibility for the Company.

         In connection with the business combination, approximately $3.6 million of merger expenses were incurred and have been charged to Interest and other income (expense) during the third quarter of fiscal 1994. In addition, the Company recorded restructuring costs of $18.3 million in connection with the merger. The charges were recorded based on decisions made by management to consolidate certain facilities and personnel. Lease termination fees and moving costs associated with facilities consolidation comprise approximately $7.0 million of total restructuring costs, while $5.3 million relates to employee severance and relocation expenses. Certain assets were written down to their net realizable value due to impairment as a result of the merger, which totaled approximately $4.5 million. The majority of the remaining charges are associated with the consolidation of Octel's and VMX's benefit and compensation plans and

OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Director's and Officer's run-off liability insurance.

         Of the $18.3 million of total restructuring charges recorded in the third quarter of fiscal 1994, approximately $4.5 million relates to non-cash write-offs of recorded assets and $13.8 million of cash expenditures expected to occur in the future. The Company estimates the cash expenditures to occur over the next several quarters approximately as follows: $1.5 million in the fourth quarter of fiscal 1994, $5.0 million in the first quarter of fiscal 1995, $4.0 million in the second quarter of fiscal 1995, $3.1 million in the third quarter of fiscal 1995, and $0.2 million thereafter.

         In addition to the restructuring costs recorded in the third quarter of fiscal 1994, the Company may incur additional merger-related restructuring costs, which will be charged to operations, over the next several quarters. Such restructuring charges are expected to be cash expenditures estimated at approximately $6.0 million. These anticipated restructuring charges consist of $3.2 million for literature design for name change and other modifications to literature for the merged Company, $1.8 million for consolidating processes and computer systems of the merged Company and $1.0 million for personnel-related expenses.

         The Company anticipates that cash flows from operations and existing cash and equivalents and short-term investment balances will be adequate to meet the Company's cash requirements through the end of calendar 1994.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

         Octel Communications Corporation held a Special Meeting of Stockholders on March 31, 1994.

         The following matters were voted upon at the meeting:

         1. Approval of the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated as of January 29, 1994, among Octel Communications Corporation ("Octel"), Octel Acquisition Corporation ("Merger Sub") and VMX, Inc. (VMX) and to approve the merger of Merger Sub with and into VMX pursuant to the Reorganization Agreement and the issuance of shares of Octel Common Stock in the Merger.

         2. Approval of proposal regarding the 1985 Incentive Stock Plan to increase shares reserved.

         The votes of the stockholders on these proposals were as follows:

         Proposal          Number of             Number of          Number of      Number of
          Number       affirmative votes       negative votes      abstentions  broker non-votes
         ________      _________________       ______________      ___________  ________________
            1.              12,324,813            145,259            55,730            -
            2.               7,445,363          4,998,888            81,551            -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 2.0--Agreement and Plan of Reorganization by and among Octel Communications Corporation, Octel Acquisition Corporation and VMX, Inc. dated as of January 29, 1994. (1)


                 10.20--Executive Officer Employment Letter - David J. Ladd.


                 ------------

                 (1) Incorporated by reference to the exhibit filed with the
                     Company's Form 10-Q filed with the Securities and Exchange Commission on February 11, 1994.

         (b)     Report on Form 8-K

                 A report on Form 8-K was filed by the Company on April 13, 1994, reporting the merger with VMX and filing the following financial statements of VMX, Inc.:

                 - Consolidated audited balance sheets as of June 30, 1993 and
                   1992
                 - Consolidated audited statements of income and cash flows for the fiscal years ended June 30, 1993, 1992 and 1991
                 - Consolidated unaudited balance sheet as of December 31, 1993
                 - Consolidated unaudited statements of income and cash flows for the six month periods ended December 31, 1993 and 1992

                 In addition, pro forma financial information was incorporated by reference in the Form 8-K for the combined entity of Octel and VMX.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        OCTEL COMMUNICATIONS CORPORATION


Dated:  May 9, 1994

                                        /s/ GARY A. WETSEL
                                        ----------------------------------
                                        Gary A. Wetsel
                                        Executive Vice President and Chief
                                         Financial Officer
                                        (Principal Financial Officer)

CONFIDENTIAL
                                                            March 29, 1994





Mr. David Ladd
14568 Horseshoe Court
Saratoga, California  95070


Dear Dave:


I am delighted to enclose an offer for you as an officer and Executive Vice President of Octel Communications, reporting to me. This assignment will begin at the close of the merger which is expected to be April 1, 1994. While I would like to word this letter in a more warm and friendly fashion, it is, however, an official document and may seem a bit formal in places.


As an EVP, your salary will be $15,000 per month ($180,000 annualized) for the remainder of fiscal year 1994. Your bonus incentive of $62,000 will be paid in accordance with the VMX Management Bonus Plan. Your VMX stock options will convert to Octel shares at a ratio of 5:1, with a price of five (5) times the original VMX strike price. For fiscal year 1995, the compensation plan for all officers is set by the Board as a group at the beginning of the fiscal year.


You will be enrolled in the standard Octel benefits plan as soon as the legal aspects of switching plans are worked out. As an Executive Vice President, you are also entitled to other special benefits. These are $1,000,000 personal life insurance (subject to insurability), additional disability coverage, and a free annual physical. These special benefits are paid by the company and may be subject to personal eligibility.


This offer also includes a stock option grant of 75,000 additional shares of Octel stock under the terms of the Octel Stock Option Plan. These shares are contingent upon the approval of the Octel Board of Directors and shareholders.

Dave, this offer is also contingent upon the successful close of the pending Octel/VMX merger transition and your entering into an agreement acceptable to Octel which nullifies the Employment Agreement dated January 7, 1994 between you and VMX, Inc. Your acceptance of this offer letter confirms your representation to us that (1) you are not a party to any employment agreement or other contract or arrangement which prohibits your full-time employment with Octel; (2) you will not disclose (nor have we solicited) any trade secrets or confidential information of any person, including prior employers, (except VMX) to Octel; and (3) you do not know of any conflict which would restrict your employment with Octel. You understand that your position at Octel will be on an "at will" basis and Octel may terminate your employment at any time. You agree that this letter does not constitute, nor have representations by Octel been made, for employment other than on an "at will" basis.


Terms of this offer are considered confidential information to Octel, and we trust that you will treat it as proprietary information between you and Octel's Board of Directors. Before beginning work at Octel Communications Corporation, you will be required to sign an agreement regarding trade secrets, inventions, and confidential information. Your position will be salaried (otherwise called exempt). Your performance and compensation will be reviewed annually following your commencement of employment with Octel.


The Board of Directors, Executive Staff, and I personally believe Octel has a promising future which requires talented, motivated, and dedicated people like you to make it successful. We are all excited about you joining our team. Please call if you have any questions.


                                Sincere regards,





         Position Accepted.


____________________________________________________________________________
     Signature                                                       Date


         Please sign and return the attached photocopy of the offer letter in the self-addressed envelope. Thank you.