Form 10-K
period 1994-06-30
OCTEL COMMUNICATIONS CORP
filed 1994-09-28
CIK 792723

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 1994
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           For the Fiscal Year Ended June 30, 1994
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from             to
                                Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                         77-0029449
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                             1001 Murphy Ranch Road
                        Milpitas, California 95035-7912
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     Registrant's telephone number, including area code, is (408) 321-2000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                          Common Share Purchase Rights
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 19, 1994 was $513,629,121 based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding as of September 19, 1994 was 24,115,011.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders of Octel Communications Corporation tentatively scheduled to be held on November 17, 1994 are incorporated by reference in Part III of this Report on Form 10-K.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

         ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

                 Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                 Markets and Product Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                 Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
                 Product Technology . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
                 Sales and Customer Support . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
                 Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                 Backlog  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
                 Manufacturing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
                 Research and Product Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
                 Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
                 Patents, Copyrights, Trademarks and Technology Licenses  . . . . . . . . . . . . . . . . .   16
                 Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

         ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

         ITEM 3. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . .   18

EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION  . . . . . . . . . . . . . . . . . . . . . . . . . .   19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . .   20

         ITEM 6. SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . .    21

                 Basis of Presentation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
                 Annual Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
                 Net Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
                 Cost of Systems and Service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
                 Research and Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
                 Selling, General and Administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
                 Interest and Other Income (Expense), Net . . . . . . . . . . . . . . . . . . . . . . . . .   25
                 Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
                 Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
                 Quarterly Results  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
                 Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
                 Factors that May Affect Future Results of Operations . . . . . . . . . . . . . . . . . . .   28

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . .   29

                 Index to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   29

                               TABLE OF CONTENTS
                                  (CONTINUED)

                                                                                                                    PAGE
                                                                                                                    ----
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . .   49

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . .   49

         ITEM 11.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . .   49

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

                      (a)    1.  Consolidated Financial Statements and Financial Statement Schedules . . . . . .    49
                             2.  Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50
                      (b)    Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
                      (c)    Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
                      (d)    Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . .    51

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52

                                     PART I


ITEM 1.  BUSINESS

         Octel Communications Corporation ("Octel" or the "Company") designs, manufactures and markets voice information processing systems and services that use the touch-tone telephone as the terminal and the fax machine as the printer. These multi-functional, specialized computers and personal computer-based systems allow users to access, manage and integrate multiple forms of information--voice, image and data--across the telephone network in a single call from any touch-tone telephone in the world. Users with a mailbox on a voice information processing system, referred to as "subscribers," can send or retrieve voice messages, receive and forward faxes, and send or retrieve data stored in computers at any time from any touch-tone telephone. The Company sells its systems to organizations of all sizes and to providers of voice information services. Through Octel Network Services ("ONS," formerly Tigon Corporation), the Company also provides voice information processing-related services to telephone companies and large corporations.

         The Company was incorporated in Delaware in December 1989 as the successor to a California corporation and a related corporation and research and development limited partnership first formed in 1982.

INTRODUCTION

         During the last several years, technologies such as personal computers, electronic mail, fax machines, local area networks and the expansion of the client/server computing environment have gained widespread acceptance. Recently, newer technologies such as hand-held computing devices and multimedia computer workstations have also emerged. In spite of these developments, significant improvement in employee productivity have proven to be elusive, particularly for knowledge workers. These technologies historically have been offered by different groups of vendors as single-purpose systems that typically do not work together and must be supported and managed separately. Voice information processing enhances knowledge worker productivity by enhancing the user's ability to access and manage information through, and by improving integration among, these technologies. Productivity is improved in a number of ways, including nonsimultaneous verbal communication via digitized voice messages, storage and retrieval of computer-based data over telephone lines, convenient access to pre-recorded audio information, and convenient and secure retrieval and distribution of written documents via fax.

         The Company's customers use voice information processing technology as an information resource to address a number of objectives, including enhanced business competitiveness, improved customer service, increased operating flexibility, greater employee productivity, higher revenues and reduced operating costs. Organizations can realize specific hard-dollar savings from the technology because voice messages tend to be shorter than normal telephone conversations and the need for callbacks is reduced by the ability of callers to leave detailed messages. Further, users may now retrieve data and documents without human intervention, 24 hours per day. In addition, the staff required for telephone answering and message taking may be reduced, routine inquiries and requests can be handled automatically and callers may route their own calls to desired extensions, even after-hours, rather than relying on a company operator to handle calls. Finally, with fax processing capabilities, subscribers can efficiently store, retrieve and redirect fax documents using any touch-tone telephone.

         Voice information service ("VIS") providers purchase voice information processing systems and provide services to their customers, including residential customers, small businesses, Centrex customers and users of wireless telephones. These services are generally available for a monthly charge for rental of a voice mailbox. Service providers gain direct revenue through rental income as well as indirect revenue such as increased wireless telephone connect time and message unit fees.

MARKETS AND PRODUCT STRATEGY

         The Company focuses on two principal customer markets: Customer Premise Equipment ("CPE") customers and VIS providers. Octel addresses these markets both in the United States and internationally. Although Octel's voice information processing technologies address both the CPE and VIS markets, there are some differences between these markets in terms of product characteristics, services requirements, distribution channels and competition.

         Octel was founded to develop and market voice processing products and services and introduced its first system in mid-1984. The Company initially focused its product development, sales and marketing efforts on providing voice processing products to large corporate customers. In the ensuing years, the Company has expanded its markets to include telephone companies, wireless telephone operators and service bureaus; small and medium-sized businesses; federal, state, and local governments; medical organizations; and universities and other nonprofit organizations. Geographically, the Company has expanded its sales activities from the United States throughout North America and to countries on all four other continents. Product enhancements have included the expansion of the product line to include a broad range of sizes of systems and a broad set of features and applications.

         In March 1994, the Company acquired VMX, Inc., a designer, manufacturer and marketer of integrated voice processing systems and software products that permit the creation of customer-specific communications solutions. This acquisition both enables the Company to provide a broader range of voice processing applications to a larger installed base of customers and strengthens the Company's efforts to develop two new fast-growing product markets: PC-based voice processing and departmental solutions for voice-integrated e-mail. As part of the acquisition, the Company also acquired VMX's Rhetorex subsidiary, a designer and manufacturer of high-performance voice processing components (board-level hardware and operating system software) for PCs.

         Customer Premise Equipment

         A significant market opportunity in the voice information processing market is in selling voice information processing systems to large and medium-size organizations and their branch locations and small, single-site organizations. In this customer market, the system is installed on the customer's premise and connected to a company's PBX, Centrex or other telephone system. Some of the Company's voice information processing systems may also interface with the customer's computer systems to access various forms of information, such as databases. Octel has been particularly successful in penetrating the CPE markets in the U.S. and Canada, and believes that this market continues to offer a significant opportunity for future sales of products, applications and services. The Company is also participating in the small business market, which is among the fastest growing areas of voice information processing, through its VMX 100 and PC-based products. The Company believes that, in addition to sales to new customers, its continued success in the U.S. and Canadian CPE markets will be increasingly dependent upon several factors: purchases by large organizations with voicemail technology switching to the Company's products or expanding the capacity of their networks; purchases by large organizations of new applications such as fax and interactive voice response ("IVR") access to computer databases; and sales to smaller entities of less expensive voice information processing equipment.

         Most other countries are behind the United States in the development of their CPE market. The sale of voice information processing systems and services in most international countries is subject to various regulatory requirements. These regulatory requirements generally deal with electrical equipment safety requirements, telephone network connection regulations and integration with PBXs. Meeting these regulatory requirements can require modifications to system hardware and software. Additional software and documentation changes, such as conversion of voice prompts to foreign languages, are required in non-English-speaking countries. The process of making necessary system modifications and obtaining government approvals in countries outside of the United States is often complex and time-consuming. Subject to such regulations and required product changes, as well as to differences in culture and business practices and the availability of touch-tone telephones, the Company believes that the international CPE market may experience growth similar to or more rapid than that of North America. The speed and extent of this eventual development is difficult to predict, although the Company believes that organizations and individuals in many countries outside of North America generally face communication problems similar to those which the Company is addressing in its North American CPE market.

         Large and medium-size organizations typically place great importance on employee productivity and on rapid and facile communication of information within and across complex organizational structures, disparate geographic locations and different time zones. These customers may have multiple locations and may use PBX systems from a variety of vendors as well as Centrex services supplied by local telephone companies, and they want their voice information processing systems to integrate with the PBX or Centrex at each location. Multi-site customers also require that their systems support needs ranging from as few as 20 to 100 subscribers in smaller offices to as many as several thousand subscribers in large headquarters installations. These customers typically require systems that can be connected in a large voice processing network, permitting the efficient exchange of voice messages among subscribers using systems in different locations.

         Small-size organizations, especially single-site businesses, require voice information processing capabilities that are simple to use and cost-effective. As with large organizations, improved employee productivity and the ability to cut costs by automating activities are important. Systems for these customers must support from 10 to 100 subscribers and must be compatible with small PBX and hybrid telephone systems.

         The Company's voice information processing system product line has a number of characteristics that the Company believes are important to organizations of all sizes:

         . Integration of Multiple Technologies: With recently developed products, Octel provides customers with integrated access to the communications technologies of various media types including voice, fax and data in a single telephone call using the telephone as a terminal.

         . Broad Range of Features: Octel provides a broad range of features that have been designed to enhance business competitiveness, improve customer service, increase operating flexibility, increase employee productivity and reduce communications costs.

         . Broad Product Line: Octel offers systems for CPE customer locations from small offices with as few as 20 subscribers to very large sites with thousands of subscribers.

         . Upgradability: Octel's products are capable of being upgraded in both port capacity and disk drive (memory) capacity as an organization becomes larger or makes greater use of voice information processing.

         . Investment Protection: Octel operates with a philosophy of protecting the investment that the customer has made in voice information processing. Octel provides a smooth product upgrade from a financial, system administration and end-user perspective.

         . Reliability and Maintenance: Octel's products are designed and manufactured to be highly reliable and to require minimal maintenance.

         . Broad Range of PBX and Centrex Integration: Octel's voice information processing systems can be integrated with virtually all major PBX brands, key telephone systems and Centrex systems.

         . Networking: A large number of Octel systems can be connected in a network to permit subscribers to record, respond to, forward and distribute messages to individuals with mailboxes throughout the network.

         . Simple System Management: Octel systems are available with a variety of management reporting packages to simplify administration and increase system usage and effectiveness.

         The Company works closely with its CPE customers to understand product requirements. Octel may be required to incur significant expenditures to develop new or enhance existing products or features, especially within the area of multiple technology applications, which is new to the Company's customers. Although there is evidence of market acceptance of the integration of voice, fax and data, and the Company believes that its applications are competitive with offerings by other companies, there can be no assurance of a high level of customer demand for these applications.

         Voice Information Services

         VIS providers generally purchase voice information processing systems and resell services to their customers, including residential customers, small businesses and users of wireless telephones. These services are generally available for a monthly charge for rental of a voice mailbox. Service providers gain direct revenue through rental income as well as indirect revenue such as increased wireless telephone connect time.

         The worldwide VIS market has recently grown more rapidly than the CPE market and represents a significant opportunity for future sales of products, applications and services. The major customer types in this market include independent service bureaus, regional Bell operating companies ("RBOCs"), independent telephone companies in the United States, governmentally or privately owned telephone systems in other countries and wireless service providers located throughout the world. The rate of market development varies substantially among VIS providers, depending upon regulatory, competitive and other factors. Some providers, especially those in the United States, are in full scale deployment, while others are still in the trial stage.

         Telephone companies in the U.S. and Canada, including both RBOCs and independent telephone companies, are offering voice processing services, such as telephone answering and voicemail, as "enhanced" or "information" services to their residential, small business and Centrex customers. All of the RBOCs and many of the independent telephone companies in the United States have begun the deployment of certain of these services. Some of these telephone companies have limited the availability of these services to more densely populated areas, while others have made the services available to a large portion of their customer base. Although the deployment of voice services in countries outside the United States has been limited, the Company has had some successes in penetrating the international VIS market. The Company believes that an important factor in continuing its success will be its ability to increase sales to customers in the international market. As in the international CPE market, the sale of voice information processing systems to international VIS customers is subject to various regulatory requirements and the development of hardware and software components compatible with local specifications in areas such as language support and telephone network connectivity.

         Wireless telephone operators view voice processing as an attractive source of new revenue in the form of increased air time as well as monthly service charges, and users of wireless telephones find that voice information processing services help others communicate with them. Wireless telephone companies that have purchased Octel equipment include all of the RBOCs, McCaw, Bell Mobility, Cantel and other wireline and nonwireline wireless providers in the U.S., Bahrain, Bolivia, Brazil, Canada, Ecuador, Finland, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, New Zealand, Portugal and the United Kingdom.

         The Company's primary product for the VIS market is Sierra(R), a multi-application voice information processing system specifically designed to meet the special needs of telephone companies and other VIS customers. Sierra's key characteristics, which the Company believes make it a suitable platform for most customers in the VIS market, are as follows:

         . Expandable to 432 Ports: Single Sierra systems are expandable from 48 ports to 144 ports. A high speed fiber optic backbone enables clustering of up to 3 Sierra systems for a total of 432 ports and 2,016 hours of message storage. The expandability of this system allows for cost-effective system growth to serve up to 60,000 users.

         . High Reliability and Maximum System Availability: The Sierra system was designed by Octel with specific telephone company central office standards in mind. The product meets Bellcore's Network Equipment Building Systems (NEBS) standards. Backup processor cards within the system minimize downtime caused by failure of a primary component. Line cards and telephone interface cards as well as power supplies are replaceable without a service interruption (hot plugability). Disk drives will be hot pluggable in a future product release.

         . Supports Multiple Markets and Applications: A single Sierra system will support residential, small business and large business voice processing applications. The Sierra platform will also support the multiple technology applications available on other Octel systems.

         . Architecturally Designed for High Performance: A distributed architecture, using as many as 18 general purpose microprocessors and 72 specialized digital signal processors
                 (DSPs) per 144-port system and a real-time operating system, minimizes processing bottlenecks and maintains rapid response time for end users. A dual-bus architecture quickly moves information throughout the Sierra system.

         In February 1994, the Company launched its Total Service Solutions ("TSS") strategy for the VIS market. Built on the Sierra platform, TSS includes applications tool kits for the development of revenue-generating services, turnkey applications and system integration services. For example, the Call Message Delivery Tool Kit allows for the recording and subsequent delivery of messages--such as reminder calls and wake-up calls--via outcalling to a designated telephone number. The TSS products and services are designed to help VIS providers worldwide develop and introduce enhanced services as quickly and efficiently as possible. The Company intends to continue to work closely with VIS customers to understand their product and services requirements. Octel may be required to incur significant expenditures to develop new products or features, including customized features to meet the market needs of particular customers.

         Through ONS, the Company is the world's largest supplier of network management services for companies choosing to outsource all or part of their voice processing network. ONS provides complete network management solutions, including voice processing services, operations management, systems administration and project management; network monitoring services; communications contingency services; and administrative services, including end-user support.

         In fiscal 1993, the Company made its first sales in the international market for "virtual telephone" applications. Such applications use the voice mailbox as a substitute for simultaneous communication in those countries in which basic telephone service is difficult or costly to obtain. Since widescale deployment of virtual telephone has not yet occurred, there is no assurance that a market for such applications will develop. However, the Company believes that virtual telephone applications may represent a significant opportunity in the international VIS market segment in the future.

PRODUCTS

         The Company provides a variety of products, applications and service offerings to address the voice information processing needs of organizations of all sizes. The Company's voice information processing system technology addresses the needs of both of the Company's customer markets. The Company's voice information processing software for PC-based systems addresses the needs of small organizations and smaller branch sites of large organizations.
Service products offered by the Company are made available to both business organizations and VIS providers.

         Voice Information Processing Systems

         Octel's voice information processing systems are specialized computers that support the Company's extensive set of applications. These systems include a real-time operating software system, input/output and storage technology, telephone network and PBX integration capability, and computer system connectivity hardware and software. These systems also include standard system features and optional applications.

         The Company provides a broad family of voice information processing systems, with extensive features, telephone switch integrations and networking capabilities. Products range from two-port systems for as few as 20 subscribers to 432-port systems for up to 60,000 subscribers in certain VIS applications. The number of ports determines the number of simultaneous telephone calls a system can handle. Octel's products provide customers the flexibility to configure a voice information processing system to meet their particular needs for ports and message storage capacity. The applications solutions that are available to the user include the following:

         . Voice Mail enables any subscriber to send a message to any other subscriber 24 hours per day without calling the subscriber directly.

         . Telephone Answering answers any busy or unanswered telephone day or night and takes a detailed voice message.

         . Outcalling initiates a call to a user-specified number to notify him that a message has been received.

         . Automated Attendant answers incoming calls to a PBX or Centrex and allows callers to direct calls to telephone extensions without the use of a human operator.

         . Call Processing uses an interactive customized menu function to provide sophisticated call routing. Companies and departments that receive a heavy volume of calls can use call processing to create menus that are presented to callers. Call processing menus are easily custom-built by the customer to meet a customer's specific requirements.

         . Voice Forms provide a way to collect detailed information from callers by presenting a "form" in voice and enabling callers to fill out the form using verbal responses or touch-tone inputs. This feature makes the form completion application feasible 24 hours a day and can eliminate the need for extra call staffing to handle large call volumes at peak calling times.

         . IVR Development Tools permit the development of applications that access data within a host computer or from a locally stored database via a touch-tone phone.

         . Fax-On-Demand allows callers to use traditional voice processing features to access the pre-stored text or graphic information that the caller desires and to have that information delivered to them via fax to any caller-selected location. Fax-on-demand can store thousands of fax documents for fax publishing retrieval 24 hours a day, seven days a week.

         . Audiotex collects, processes and distributes information via the telephone. Information may be down-loaded by satellite feed or through dial-up telephone lines using pre-recorded audiotapes or live recordings. Contributors of information to an audiotex application could include other employees within a caller's company, a local business or radio station, or national providers of news such as a Dow Jones or Ciscorp Voice Information. Public access applications include cellular gateway services and "talking Yellow Pages," while subscriber-specific applications include personalized audio clipping services in which information is tailored to the needs of an individual subscriber.

         . Fax Mail allows fax images to be received and managed within a standard mailbox in the same manner as voice messages. Once in the mailbox, subscribers can print the fax with a personalized cover sheet, archive it, delete it, distribute it or redirect it. When faxes are sent to other mailbox subscribers, a voice message can be attached providing introductory or clarifying remarks.

         . Fax Broadcast allows a fax to be sent automatically to many fax machines. Instead of manually sending a fax to several individuals, fax broadcast schedules automatic distribution of a fax using one simple set of instructions. Individualized cover sheets with the recipients' names are also automatically created and sent.

         . Fax Overflow Capability allows incoming faxes to be redirected when a fax machine is busy or out of service.

         . Mixed Media Applications. Various combinations of the above capabilities may be integrated with computer databases and other information systems to provide customer-specific communications solutions.

         . Applications Software. The merger with VMX added a powerful family of application development tools to the Company's product line. VMXworks(TM) forms the application and development environment for Worksolutions applications such as prepackaged off-the-shelf software products, template software products that can be easily modified to meet customer-specific needs and completely customized applications designed to the unique specifications of individual customers.

         . Voice-Integrated E-Mail. VMXmail(TM) is a product that integrates voice mail into an organization's existing LAN-based e-mail system. With VMXmail, users have visual access to voice, fax and e-mail messages from their networked PCs and full integration of voice and fax with cc:Mail and Microsoft Mail. Significant resources have been spent and are planned for the future in the areas of research and development, distribution channel development and support and training relating to this emerging opportunity.
                 Identification of and relationships with distributors of these products are in their initial stages. There can be no assurance that the demand for client/server based voice messaging capabilities will develop at the rate anticipated by the Company. Furthermore, there can be no assurance that the Company will be successful in developing the specialized distribution channel it believes is required to achieve its revenue and profit objectives in this area.

         . Networking. Octel networking is a powerful software feature that can link a large number of the Company's systems over standard telephone lines. These systems can be geographically dispersed and can include any of Octel's server product offerings. With networking, an Octel subscriber can record a voice message on a local system and request that it be sent to one or more subscribers on other Octel systems included in the network. The message is automatically routed between systems over analog or digital telephone lines, taking advantage of the telephone switch's low cost routing alternatives. In addition, normal priority inter-location messages can be transmitted overnight at lower long distance rates while urgent messages can be given priority and transmitted immediately. The Company provides network access security using a proprietary encryption system. Networked systems have been installed by customers throughout the United States and in international markets.

         System-related Service Products

         The Company sells service products for use with the Company's voice information processing systems. Customers may purchase these service products at the time they purchase a system or thereafter. These service products include hardware spares, installation services, maintenance contracts, training classes, technical documentation and application consulting services.

         Octel Network Services

         ONS offers its voice information processing services primarily to corporate customers in the United States. These services include mailbox services, support services, networking services, carrier services and communications contingency services.

         To support its voice information processing service offerings, ONS owns and maintains an expanding network of voice information processing systems. This network of systems has grown as demand for voice mailbox rentals has increased. To support its network of voice information processing systems, ONS also owns and maintains other types of equipment, including switches, data communications devices, emergency power generators and monitoring and troubleshooting hardware and software.

PRODUCT TECHNOLOGY

         The Company utilizes two main product technologies, the voice information processing system and personal computer-based software.

         Voice Information Processing System

         System Architecture. Octel's voice information processing systems have flexible system architectures specifically designed to handle the requirements of voice information processing applications. The systems are specialized computers that handle information differently than do conventional data processing systems. Commands and verbal messages enter the voice information processing system as sounds and are converted to a digital format. A digitized voice message contains vast quantities of raw data. Storage of a 200-word message in text form requires approximately 1,500 bytes of disk space, while the same 200-word voice message requires almost 250,000 bytes of disk space, even when digitized at a compressed rate. The systems are optimized to process and store voice and other high-bandwidth media.

         Octel's voice information processing systems are designed to provide the benefits of an open architecture without sacrificing the advantages of Octel's optimized hardware and software. The system's application programming interfaces and application development tools allow the Company's customers control over the application software and help ensure rapid implementation of their customized applications.

         The Company's system architecture uses distributed processors, each of which handles a particular part of the total processing task, rather than one large central processor. This allows the Company significant flexibility to configure systems with larger or smaller numbers of ports and hours of message storage to meet a specific customer's capacity and price requirements. Distributed processors also make it easier to implement new technology and achieve high system performance. A single Sierra system can have over 60 distributed processors. This architecture has also facilitated the Company's development of additional product capabilities, including telephone switch integrations, networking and connectivity to computer systems.

         The Company's Sierra product is a platform designed to meet the special needs of telephone companies and other VIS providers. Sierra is designed to be expandable to suit market growth and eventually to be capable of handling a very large number of subscribers. For example, Sierra can be linked into three-node clusters, which triples the maximum number of ports and hours of message storage. This platform is designed to support multiple voice processing applications from a single platform. Sierra is also designed to meet Bellcore's Network Equipment Building Systems (NEBS) standards. A derivative of Sierra, the Octel XC1000, supports up to 144 ports and 672 hours of message storage and is designed for CPE customers who have large messaging communities, high-traffic applications, or both.

         System models and specifications include the following:

                                        Number of                                                   Hours of
            Model                 Subscribers Served(1)            Number of Ports               Message Storage
        -------------            -----------------------          -----------------             -----------------
          Sierra S                      up to 7,500                     24 to 144                     48 to 672
          Sierra                       up to 30,000                     24 to 144                     48 to 672
          Sierra Cluster               up to 60,000                     72 to 432                  144 to 2,016

          Octel XC1000                 up to 30,000                     24 to 144                     48 to 672
          Branch                          up to 150                        4 or 8                       5 to 28
          Branch XP                       up to 275                       4 to 16                       5 to 28

          Aspen                         up to 2,000                       4 to 24                      5 to 142
          Maxum SE                     up to 10,000                      12 to 72                     19 to 304
          Maxum                        up to 10,000                      16 to 72                     19 to 304

          VMX 100                         up to 500                        2 to 8                       4 to 12
          VMX 200                       up to 5,000                       4 to 32                  3.5 to 102.5
          VMX 300                      up to 10,000                      16 to 96                      8 to 550

- - -----------------
(1) The number of users actually supported will depend upon the specific customer application.

         Telephone Switch Integrations. Octel has developed integrations which permit its systems to be compatible with, and to communicate directly with, virtually all major brands of PBX telephone systems, Centrex systems, Central Office switches and cellular telephone switches. Integration enables the customer's voice information processing systems to exchange data with telephone switches from different manufacturers. Integration is necessary to permit several important voice processing features. It allows the caller to reach a subscriber's mailbox directly without dialing the subscriber's extension or mailbox number and allows message notification at the subscriber's telephone.

         The Company believes its ability to integrate with a broad range of telephone systems is an important competitive factor, particularly when selling to large corporate customers. Some of the Company's competitors sell voice information processing systems which integrate with a smaller number of PBXs. The development time for an integration is frequently long and in-depth knowledge of the telephone system is often required.

         Personal Computer-Based Software

         The Company's specialized voice processing software is integrated into standard personal computer platforms which utilize the DOS and Windows operating system with either '386SX, '386 or '486 CPUs.

         System models and specifications for the Company's PC-based products include the following:

                                                                             PC Operating         PC Platform
                      Model                          Number of Ports            System             Included
               ------------------                  -------------------     ----------------     ---------------
     Smooth Operator(R)                                  4 to 24                 DOS                  No
     RTG (Ready-To-Go)(TM)                               4 to 24                 DOS                  Yes
     Co-Operator(TM)                                      4 to 8                 DOS                  Yes
     Call Performer Plus(TM)                             4 to 16                O/S 2              Optional
     Compass Enhanced Office (CEO)                       4 to 32                O/S 2              Optional

         The Smooth Operator software is sold to dealers and distributors in a "kit" which includes standard voice boards from third-party vendors. Dealers and distributors then integrate these kits with standard personal computers for sale to their end-users. The RTG and Co-Operator products are sold to dealers and distributors as "turnkey" systems which include the PC platform as well as the specialized software and standard voice boards. A significant portion of these PC voice processing components are designed and manufactured by the Company's Rhetorex subsidiary. The Call Performer Plus product, sold either as a turnkey system or as a kit, was developed to address the specific needs of small branch locations of major corporations and is sold to the Company's larger distributors and directly to larger CPE customers. The Call Performer Plus product, which requires a '486 PC-compatible platform, is currently in Beta test, and therefore sales to date have not been significant.

         The Company's PC-based software products have the capability to be compatible with, and to communicate directly with, a wide range of small PBX systems, Centrex systems and hybrid telephone key systems. These products also support the AMIS networking standard, and may support Octel networking in the future.

SALES AND CUSTOMER SUPPORT

         The Company sells and supports its voice information processing systems through both independent distributors and direct sales. This strategy reduces Octel's dependence on any single sales channel or distributor and improves market coverage for the Company's products. The Company's domestic CPE sales force is structured into five geographic areas, with each group responsible for sales--distributor, direct, and national account--within its area. A separate sales force is focused on opportunities in the domestic VIS market segment. Sales outside the United States are structured into three world territories--Canada, Europe, and Intercontinental, which includes the remainder of the globe.

         Independent distributors are major contributors to the Company's sales in the United States as well as in foreign markets. These distributors include Adam Net (Japan), ATS/Avtex, BC Tel (Canada), Bell Atlantic Meridian Systems, Bell Canada, Callpro (Canada), Cincinnati Bell, CSK Corporation (Japan), Dictronics, Enhanced Communications Group

(Puerto Rico), Exicom (Australia), Folec Communications (Singapore), GTE Contel Material Management Company, Intercom Inc., KLF Business Communications, Jardine Metrolink (Hong Kong), Maritime Telephones and Telegraph (Canada), NEC America, Norstan Inc., Puerto Rico Telephone Company, Mitel Telecommunications Systems, Inc., SNET Systems, Southwestern Bell Telecom, Telesis (Brazil), Univendor (Mexico), WilTel Communications Systems and US West. Distributors are responsible for sales, installation, support, service and maintaining an inventory of spare parts. The Company enters into contracts with each of its distributors, and these contracts grant a distributor the nonexclusive right to sell the Company's products in a designated territory. The Company invests heavily in training its distributors and in providing support. The Company maintains sales, customer support and technical service personnel around the United States and in Canada for the sole purpose of supporting the distributor organizations, including training, making joint sales calls and assisting in servicing and customer support.

         In the United States and Canada, VMX systems are sold both directly to customers and through a two-tiered distributor network consisting of D.I.A.L.PRO Systems Companies and Authorized Distributors. Both tiers receive extensive training and represent the VMX platform exclusively as their voice processing product. D.I.A.L.PRO Systems Companies benefit from additional programs but make a greater commitment than Authorized Distributors. Teamworks partners, third-party software developers, assist customers and distributors in implementing Worksolutions applications.

         VMX systems are sold outside the United States and Canada both directly and through distributors in the United Kingdom and by distributors in Europe, Japan, Australia, New Zealand, Hong Kong, Singapore and by original equipment manufacturers (OEMs) in Europe and Japan. Internationally, VMX has sales offices in London, Paris, Milan, Munich, Mexico City, Sydney, Tokyo and Toronto. Additionally, VMX has distribution alliances with nearly 20 organizations, including Siemens, Italtel, Mercury, J.S. Telecom, Bull S.A., Ericsson, Toshiba and Hitachi.

         The Company believes that its network of distributors represents an important part of its overall sales strategy and that the loss of, or changes in the relationship with or performance by, one or more distributors could have an adverse effect on the Company's revenues and operating results.

         The Company offers a leasing alternative to its customers through its leasing division, Octel Capital. Customers who wish to lease the Company's products may do so using financing options available through the Company's sales organization.

         Sales outside the United States were in the aggregate approximately 24%, 24% and 22% of net revenues for fiscal 1994, 1993 and 1992, respectively. Prior to fiscal 1992, the majority of international sales in each year were made in Canada. In fiscal 1992 and 1993, the Company had substantial sales in Italy and the U.K., as well as Canada. In fiscal 1994, the majority of international sales were made in Canada and the U.K.

         In December 1993, the Company and Alcatel Austria AG signed a joint product development and distribution agreement, pursuant to which Alcatel will distribute and support the Company's voice information processing products outside the United States and Canada. The Company has formed wholly owned subsidiaries in Japan and Hong Kong to sell directly to those countries.

         The Company's Customer Support Group includes field engineers and applications specialists who provide installation and implementation assistance to both end-user customers and distributors. This organization also administers technical software courses, system maintenance courses, and customer support courses. The Company provides a warranty for parts and labor on its products which is generally for 12 months from date of shipment (or, if the Company installs the product, generally for 12 months from the date of installation). The Company maintains and services its products on a contractual basis after the initial product warranty has expired. Warranty and post-warranty service is provided directly to customers from Octel's district sales offices and through distributors, supplemented by major Octel support centers in California, Pennsylvania and Ontario, Canada. The Company maintains inventories of spare parts at a number of locations in the U.S. and internationally, including all Octel facilities and distributor locations, in order to provide prompt service. The Company operates a telephone support center 24 hours per day at its headquarters and in Plymouth Meeting, Pennsylvania to respond to requests for problem definition and resolution.

         Distributors purchase products at discounts and, accordingly, the Company's operating margins can vary depending upon the mix between distributor and direct sales in any particular operating period. The Company anticipates this mix will fluctuate in future operating periods.

         ONS provides network management solutions throughout the United States to large corporate customers; federal, state and local governments; and not-for-profit organizations. ONS also provides services to Ameritech, the RBOC in the midwestern section of the United States. Through international marketing partners, ONS provides access from Australia, Europe and Japan to its voice processing network. ONS also provides complete voice processing services on a private-label basis for resale by VIS providers.

         The Company's PC-based products are distributed through a network separate from that used for the rest of the Company's products, consisting of a large number of independent dealers typically focused on the telecommunications needs of smaller businesses. These dealers provide both first-level technical support and training for end-user customers. Recently, the Company has begun to offer its PC-based products directly to large, existing customers and to traditional distributors.

CUSTOMERS

         The Company has sold and installed over 35,000 systems to over 20,000 different customers, primarily in North America, but also in many countries around the world. Customers include approximately 35 companies in the Fortune 50 industrial group, all seven of the RBOCs and all of the major telephone companies in Canada. In addition, the Company's customers include cellular telephone companies, voice processing service bureaus, industrial manufacturing concerns, technology and computer companies, financial and life insurance companies and government, medical, education and nonprofit organizations. Many customers have purchased multiple systems. Among the Company's larger end-user customers are US West, General Electric, Hewlett-Packard, Prudential, Coldwell-Banker, BellSouth, McCaw, New York Life, McDonalds, NYNEX, Aetna Insurance, Corning, Coca-Cola and Honeywell. The Company's top five end-user customers through June 30, 1994 averaged 232 systems each and the top 25 end-user customers averaged 111 systems each.

BACKLOG

         The Company's backlog at June 30, 1994 was $50.5 million, compared to $33.8 million at June 30, 1993. The Company includes in backlog only purchase orders for products and services to be shipped or provided within 180 days. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments are booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. This is particularly true in the VIS marketplace, where sales orders are generally larger. Fourth quarter revenues are typically enhanced by sales incentives to employees and promotion programs for customers, while first quarter sales are traditionally not as strong.

COMPETITION

         The voice information processing industry is highly competitive and the Company believes that competition from new and existing competitors will continue to intensify. The Company competes with different companies in the different customer markets it serves and the principal competitive factors vary depending on the customer market. The Company believes that competition to date for the sale of voice information processing systems in its principal customer markets has been based on product features, system performance, product quality and reliability, price, service and post-sales support, and marketing and distribution capabilities. The Company believes that it competes favorably with respect to these competitive factors.

         Current competitors or new market entrants in each customer market may introduce and commercially deliver new products with features and expanded capabilities that could adversely affect the competitive position of the

Company's systems in some or all of its markets. In order to maintain its competitive position, the Company must continue to enhance its existing products and develop and market new products successfully, and there is no assurance that the Company will be able to do so. Increased competitive pressures could result in intensified price competition in the Company's markets, which would adversely affect the Company's net revenues and net income.

         The Company also believes its ability to integrate its systems with many different PBX and other telephone switching systems is an important competitive factor. Consequently, the Company could be adversely affected if PBX manufacturers take steps such as the redesign of their switches to limit current methods of integration or if Octel's voice processing competitors expand their switch integration capabilities.

         CPE Market. In the CPE market, the primary competition to date has been from two kinds of competitors: the PBX manufacturers and the independent manufacturers of voice information processing systems. PBX manufacturers include AT&T, Northern Telecom and ROLM Systems, each of which sell voice processing products that integrate principally with their own PBXs. These companies have considerably greater financial, technical, marketing and sales resources than the Company, and may have a competitive advantage when customers are purchasing a voice processing system at the same time they are purchasing a new PBX. They also benefit from the large installed base of their own brands of PBXs. PBX manufacturers have intensified their competition by focusing on low prices and single source procurement and selling voice processing equipment as a PBX peripheral device with limited, core voice processing functionality such as telephone answering and voice mail. The Company believes that it competes favorably with these PBX manufacturers because of its multi-application voice information processing systems, the broad set of features incorporated into the Company's products, including its multiple technology applications such as fax processing, a more friendly user interface, the ability to integrate with the PBXs of multiple manufacturers and networking. The Company also believes that development and delivery of customer applications will increase in importance as a competitive factor as customers demand not only core voice processing functionality, such as telephone answering and voice mail, but also IVR, fax, audiotex and integration with computer networks.

         Independent voice processing manufacturers include Centigram Communications Corporation and PC-based providers, who also offer multiple integrations with PBXs. The Company believes that it competes favorably with these companies because of its strong balance sheet, substantial cumulative investment in research and development, large installed base, strong support organization and broad set of features, including its multiple technology applications. The Company also believes that the Company's direct and distributor channels of distribution allow it to compete favorably with companies with only one channel of distribution. Further, the Company believes that its application generators and application development specialists represent an opportunity to provide applications tailored to meet the needs of vertical and horizontal markets and unique solutions for individual customers.

         Indirect competitors, by increasing system capacities and adding new system capabilities and applications, may be able to compete more directly with the Company in selling to larger corporate customers and VIS providers. To the extent the Company markets additional applications that enable interaction with host computers, suppliers of such other systems as interactive voice response systems will become more direct competitors.

         The Company expects that new or enhanced products will be offered by its principal existing competitors and possibly new competitors, including large domestic and international telecommunications and computer companies. The Company also expects that computer software vendors such as Novell, Inc., Lotus Development Corporation and Microsoft Corporation will continue to develop enhanced messaging and networking software with voice and data information processing applications.

         A large number of voice processing companies compete primarily in the market for smaller capacity systems (fewer than 16 ports) that are typically sold to smaller customers but also to small offices of larger companies. Some of these competitors emphasize primarily their automated attendant and call processing capabilities, while others focus on voice messaging applications.
In addition, a number of companies produce personal computer add-on cards and software primarily aimed at specialized applications or small user groups. The primary competitors for the Company's VMX 100 and PC products include other PC-based system suppliers including Active Voice and Applied Voice Technology
(AVT). Certain PBX manufacturers, including AT&T and Northern Telecom, also offer competitive products to small businesses which are generally tailored to a specific brand of PBX. The market for smaller capacity systems is characterized by intense competition on price and sales coverage. The Company believes that, as smaller businesses become more familiar with voice processing and its benefits, enhanced feature content will increasingly become important to small capacity systems. The Company believes that its PC-based products compete favorably against products from other PC-based vendors and PBX manufacturers because of their feature set and the Company's extensive dealer network.

         In 1993, Dialogic Corp., the leading manufacturer of voice processing boards for use in microcomputers and the chief competitor of Rhetorex, announced Signal Computing System Architecture (SCSA) for building call processing systems with multiple technologies and standard interfaces. Over one hundred firms, including IBM, Northern Telecom, Siemens, Active Voice and Boston Technology, have publicly announced their support for SCSA. Octel expects adoption of SCSA to intensify existing competition from open-system microcomputer-based voice processing systems.

         Competitors in the international CPE market segment vary by country and include both U.S. and foreign companies. Octel believes that the markets outside of North America are less developed than those in North America, and that competitors that are expected to be strategically important in the long run may not have yet finalized their business strategy or established a market position. The Company believes that factors in its favor in international markets are the broad set of features in its existing products, including its multiple technology applications, its large installed base of multinational companies and its strong balance sheet. The Company's international competitive position will also benefit from the distribution alliances that VMX has established with nearly 20 organizations, including Siemens, Italtel, Mercury, J.S. Telecom, Bull S.A., Ericsson, Toshiba and Hitachi.

         ONS competes both with other voice information processing services companies and with equipment manufacturers. Other services suppliers include independent companies such as VoiceCom and VoiceTel. In some cases, ONS competes with equipment manufacturers if the customer is uncertain whether to outsource their voice information processing through a service provider such as ONS or purchase equipment from a manufacturer. In situations where a customer's capital budget is constrained or resources to manage systems are not present, ONS' service solutions become attractive as compared to equipment purchases.

         VIS Market. In the VIS market, the Company's principal competitors include Boston Technology, Comverse, Centigram, Digital Sound and Unisys, each of which has announced contracts with VIS providers. Other telecommunications and computer companies, including some large companies that currently supply equipment to the RBOCs and some companies with greater financial and technical resources than the Company, are expected to enter this market. In addition, although currently barred from such activities by governmental regulations stemming from the breakup of AT&T in 1984, the RBOCs may be allowed to manufacture their own voice processing equipment at some time in the future. The Company believes that specific product requirements are becoming clearer as the RBOCs and other telephone companies are gaining more experience with VIS. The Company continues to develop enhancements to its Sierra product to address what the Company believes are the emerging requirements of the telephone companies and other VIS providers. However, there can be no assurance that product requirements will not change as this market develops. As is consistent with past practice, each telephone company is expected to use at least two suppliers.

         The Company believes that the key competitive factors in the VIS market are likely to depend on the method of implementing voice information services used by the specific VIS provider. The Company believes it competes favorably in this market by virtue of its greater experience in providing voice processing systems, its installed base and the reliability, capacity and broad feature functionality of its products. In addition, against certain competitors, the Company competes favorably on the basis of its strong balance sheet and its limited reliance on any single customer for its viability.

         Competition in the international VIS market segment has primarily come from those companies based in and currently competing in the United States. As in the international CPE market, the primary competitors in international markets may change as the market for voice information services develops and additional vendors are attracted. The Company believes that its strengths in the domestic VIS market will be valuable to the Company in international markets.

MANUFACTURING

         The Company's manufacturing operations consist primarily of final assembly and extensive test and quality control of materials, components, subassemblies and systems. Most of the Company's hardware and software product designs are proprietary, except for some peripheral products. The Company currently manufactures its products (except for the VMX 100) in two locations:
San Jose, California, and Dallas, Texas. It expects to consolidate these operations into one location in the first quarter of fiscal 1996.

         The Company presently uses other third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components for its products, certain components, including power supplies, disk drives and certain semiconductors, are presently available only from a single source or from limited sources. The Company, to date, has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. There can be no assurance, however, that such supplies will be available in the future or, if such supplies are available, that they will be available at reasonable prices. The inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would adversely affect the Company's net revenues and net income.

         The VMX 100 system is manufactured for the Company exclusively by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan. The Company's agreement with MKE for the manufacture of the VMX 100 expires on January 27, 1995. The Company retains manufacturing rights in the event MKE is unable to supply the Company's requirements of VMX 100 systems. The Company has not experienced nor does it expect any significant delays in the delivery of VMX 100 systems from MKE. However, there can be no assurance that interruption in the supply will not occur in the future, and any such delays could adversely affect the business of the Company.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining the Company's market position, and this effort requires a high level of expenditures by the Company for research and development. The Company has continued to improve the features, capabilities, capacity and price/performance of its product line while maintaining compatibility with its customers' existing installations. The Company is currently involved in the development of further enhancements to its products to increase performance, reliability and manufacturability. The Company must continue to hire additional skilled research and development personnel, particularly software and hardware engineers who are generally in short supply. The Company, from time to time, has purchased and anticipates it will continue to purchase technology from third parties.

         The Company releases performance enhancements and new features for its products on an ongoing basis. As the functionality of the Company's systems increases, the complexity of the software will also increase. Although the Company performs rigorous testing prior to releasing its product designs, products as complex as the Company's often contain undetected errors or "bugs" when first released, and these errors are discovered only after the product has been used by many different customers and in varying applications. Because of the importance the Company places on product reliability, the Company has from time to time temporarily delayed product shipments to complete "debugging" efforts. In addition, the Company has been required, in a few instances and primarily for VIS customers, to write custom software and to make design modifications to satisfy customer application requirements. Identifying and correcting errors and making required design modifications typically is expensive and time-consuming and the Company expects such modifications to increase in complexity with the increasing sophistication of the Company's products. Despite extensive testing, there can be no assurance that errors will not cause delays in product introductions and shipments, require design modifications or impair customer satisfaction, which could adversely affect operating results.

         During fiscal 1994, 1993 and 1992, the Company spent $58.3 million, $44.4 million and $32.3 million, respectively, on research and development.
The Company expects that these expenditures will continue to increase. In the future, certain research and development expenses will be borne by value-added software suppliers who can write software and market it for their own account as an additional application of the Company's voice information processing system. To date most of the Company's research and development costs, including costs of software development, have been charged to operations as incurred, except for externally-funded research and development arrangements. Prior to being acquired by the Company, VMX had capitalized certain software development costs and incurred annual amortization expense. In March 1994, in connection with the VMX merger, the Company incurred a one-time pre-tax charge of $1.1 million to write off certain capitalized software development costs to conform accounting practices. See
Note 4 to the Consolidated Financial Statements.

GOVERNMENT REGULATION

         The seven RBOCs are subject to ongoing regulation by the United States District Court under the terms of the consent decree governing the breakup of AT&T in 1984. The consent decree imposed certain "line of business" restrictions which, among other things, barred the RBOCs from providing "information services" such as voice messaging. On March 7, 1988, in its first triennial review of the continued need for the line of business restrictions, the Court ruled that the RBOCs could offer some information services, including voice messaging services, to their customers. In 1991, the Court removed the remaining restrictions on the RBOCs' ability to provide "information services," creating additional potential uses of the Company's products. This decision was affirmed in May 1993 by the United States Court of Appeals for the District of Columbia Circuit, and the Supreme Court of the United States has denied review.

         The RBOCs have applied to the District Court for waivers of the consent decree's remaining restriction on the provision of interLATA (i.e., interexchange or long distance) information services, and four RBOCs have filed to vacate the entire consent decree. In June 1994, the United States House of Representatives passed legislation that would permit the RBOCs to offer information services such as voice messaging on an interexchange basis subject to certain conditions and which could otherwise affect the regulatory conditions under which RBOCs offer such services. It is uncertain whether the United States Senate will act on similar legislation or whether this or other legislation on these topics will become law.

         The consent decree also prohibited the RBOCs, as a line of business restriction, from manufacturing telecommunications equipment. As a result, the RBOCs may only offer these information services through voice information processing equipment purchased from companies such as Octel. In July 1994, four RBOCs filed with the District Court to vacate the consent decree, including this restriction. In June 1994, the United States House of Representatives passed legislation that would lift the consent decree's manufacturing restriction subject to certain conditions. It remains uncertain whether the United States Senate will pass similar legislation or whether such legislation, or other legislation on this topic, will become law.

         The consent decree does not restrict the activities of the non-RBOC telephone and cellular companies, which may also offer voice processing services directly to their subscribers.

         In offering voice messaging and other information or "enhanced" services, the RBOCs are subject to various regulatory requirements of the Federal Communications Commission ("FCC"). On June 6, 1990, the U.S. Court of Appeals for the Ninth Circuit vacated and remanded to the FCC for further proceedings an FCC order eliminating the requirement that the RBOCs provide enhanced services such as voice messaging through separate subsidiaries and preempting nearly all state regulation of sale of voice processing services by the RBOCs. The FCC then granted an interim waiver of its separate subsidiary requirement for existing enhanced services during the pendency of the FCC's proceedings to re-examine structural separation requirements. On November 21, 1991 the FCC concluded that the RBOCs should be allowed to offer enhanced services on an integrated basis provided they adhere to a comprehensive set of safeguards to prevent cross-subsidization and discrimination. The FCC agreed to review the effectiveness of the nonstructural safeguards after three years. It also acted to preempt certain state regulations, but more narrowly than in prior FCC decisions. Petitions for review of these FCC actions are currently pending before the United States Court of Appeals for the Ninth Circuit. In June 1994, the United States House of Representatives passed legislation that would require the FCC to revisit its safeguards requirements for information services. It is uncertain whether the United States Senate will pass similar legislation or whether such legislation, or other legislation addressing this issue, will become law.

         Through ONS, the Company is also a provider of telephone answering and voice messaging services. State regulatory authorities have sought to regulate some aspects of telephone answering and voice messaging services offered by telephone companies and may seek in the future to regulate such services offered by independent service providers such as the Company. The United States Congress is considering legislation that would affect states' ability to regulate such services.

         The Company believes that the RBOCs and other telephone companies represent a substantial market for Octel's products. However, there can be no assurance that a substantial market will continue, that the telephone companies will purchase the Company's products, or that the RBOCs will not at some point in the future be allowed to manufacture their own voice information processing systems or fund the Company's competitors and thereby compete with the Company. Moreover, any substantial lifting of the interexchange service restriction would enhance the RBOCs' ability to compete with the Company's service offerings.

PATENTS, COPYRIGHTS, TRADEMARKS AND TECHNOLOGY LICENSES

         The Company relies on a combination of patent, copyright, trade secret and trademark law, licensing and technical measures to protect its intellectual property. There can be no assurance that the Company's efforts to protect its intellectual property will be successful.

         The Company holds 31 United States patents and has 13 patent applications pending in the United States. The Company's issued patents expire on dates ranging from 2002 to 2010. The Company also has patent applications pending in foreign countries throughout the world. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that patents will issue from any applications filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In spite of the possible strength of the Company's existing and future patents, the Company believes that patents are of less significance in its industry than such factors as innovation, technological expertise and distribution strength.

         The Company licenses technology from Northern Telecom, Mitel Corporation and ROLM to facilitate integration of Octel's products with those manufacturers' PBXs. The Northern Telecom license is perpetual, the Mitel license expires in 1998 and the ROLM license expires in 2004. Royalty payments on these licenses are not material.

         A number of companies, including competitors of the Company, hold patents in the same general area as the technology used by the Company. The Company has from time to time been notified and may be notified in the future that its products may be infringing certain patents and other intellectual property rights of others.

         In April 1992, the Company filed suit, in California, against Theis Research, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents. In May 1993, two other manufacturers of voice mail equipment, Boston Technology and Northern Telecom, filed suit in California for declaratory judgment that their products do not infringe the same Theis patents at issue in the Company suit. In June 1993, the California court consolidated the action filed by these two other manufacturers with the Company suit and Theis filed a counterclaim for infringement against, among others, one of the Company's telephone company customers, Pacific Telesis. This customer tendered defense of this action to various of its vendors, including the Company. As a result of these actions, the California case involved counterclaims by Theis against the Company, Boston Technology, Northern Telecom, AT&T, Digital Sound and possibly other vendors of voice mail products and Pacific Telesis, a customer of the Company, and most of the other manufacturers of voice mail products. In August 1993, the court severed trial of the counterclaims against all defendants except the Company, Northern Telecom and Boston Technology. In December 1993, the court granted the Company's motion for summary judgment of noninfringement of one of the four remaining patents asserted against the Company. Theis subsequently dismissed its counterclaim against Boston Technology in exchange for a license of its patents. The Company and Northern Telecom tried the equitable issues of laches and inequitable conduct to the court in February 1994. The court has not yet ruled on the laches issue. In August 1994, the court issued a tentative ruling that the Company and Northern Telecom had not established inequitable conduct by clear and convincing evidence. The court has scheduled further briefing and argument on this issue. Trial of the remaining issues, including infringement of the three remaining patents asserted against the Company and the defense of patent invalidity, commenced on August 22, 1994.

         In March 1993, Theis filed a complaint in Virginia for infringement of the four Theis patents, and two other Theis patents, against one of the Company's customers, Bell Atlantic. Bell Atlantic tendered defense of this action to various of its vendors including the Company. The Virginia court stayed the Virginia action pending resolution of the pending consolidated suit in California.

         In January 1994, Gilbarco, Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable.

         The Company believes, based upon information currently available, including consultations with patent counsel, that the Company is not infringing any valid patents of Theis or Gilbarco. The Company will vigorously defend the patent infringement claims and any related claims for compensatory damages. While litigation is inherently uncertain, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

         The Company is currently evaluating several additional claims of third parties. Based in part on industry practice and in part on discussions with certain of such third parties, the Company believes that in most cases any necessary licenses or rights could be obtained on commercially reasonable terms. However, no assurance can be given that future licenses will be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could have a material adverse affect on the Company's operations.

         Octel, Octel Communications, the Octel logo, Aspen, Branch, D.I.A.L., Maxum, Sierra, Tigon and VMX are registered trademarks of the Company.

EMPLOYEES

         The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's operating results could be adversely affected. At June 30, 1994, the Company employed 2,393 people full-time. During fiscal 1995 the Company intends to hire additional personnel, especially in the international arena. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part upon its ability to attract and retain such employees, who are in great demand, and on the ability of the Company's officers and key employees to manage successfully the growth of the Company through use of appropriate management information systems and controls. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Until June 1994, the Company's corporate offices, research and development facilities, Milpitas sales office and manufacturing facilities were located in seven leased buildings in the Milpitas, California area, totaling approximately 317,000 square feet, under leases expiring at various times in 1994 with certain options to renew. In the summer of 1994, the Company moved all operations except manufacturing and customer service into five buildings, totaling approximately 368,000 square feet, owned by the Company in Milpitas. The Company also leases 40 sales and support offices throughout the United States and in Canada comprising approximately 150,000 square feet of additional space. The aggregate monthly rental expense for the Company's office facilities in June 1994 was approximately $950,000, approximately 32% of which is for facilities at or near the Company's Milpitas, California headquarters. Compass' offices are located in two leased buildings in Sarasota, Florida totaling approximately 18,711 square feet for which the aggregate monthly rental expense in June 1994 was approximately $16,310. ONS' principal offices are located in three buildings in Dallas, Texas consisting of approximately 45,000 square feet under leases which expire in 1996 and 1997. ONS also leases an additional 50,000 square feet of space for 30 operations centers and sales offices throughout the United States. The aggregate monthly rental expense for all of ONS' facilities in June 1994 was approximately $120,000, of which approximately 37% was for facilities at or near the Dallas offices. VMX's corporate offices and research and development facilities are located in one leased building in Orchard Bayshore Industrial Park in San Jose, California, totaling approximately 94,000 square feet, under a five-year lease expiring in December 1995. VMX expects to begin moving these operations to the Company-owned buildings in Milpitas in October 1994 and to complete the move in December 1994. VMX's manufacturing and warehousing facilities are located in one leased building in Dallas, Texas, totaling approximately 96,000 square feet. VMX also leases an additional 50,000 square feet of space for 12 operations centers and sales offices throughout the United States. The aggregate monthly rental expense for all of VMX's facilities in June 1994 was approximately $350,000, of which approximately 33% was for facilities at or near the San Jose offices.

         The Company currently leases 38,000 square feet of space in Paris and London and is currently planning to increase its occupancy of rented office space in Europe during fiscal 1995. The Company also leases 2,400 square feet of office space in Tokyo, Japan. Although the Company believes that it will not require additional space during fiscal 1995, it believes that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         See "Patents, Copyrights, Trademarks and Technology Licenses" in Item 1 above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

             EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION

         The executive officers of the Company and their respective ages as of July 31, 1994 are as follows:

                   Name                                                         Position
                                             Age
  ---------------------------------------   -----     --------------------------------------------------------------

  Robert Cohn                                 45     Chairman of the Board, President and Chief Executive Officer
  David Ladd                                  47     Executive Vice President
  W. Michael West                             44     Executive Vice President
  Gary Wetsel                                 48     Executive Vice President and Chief Financial Officer
  Donald L. Campodonico                       49     Vice President
  Derek S. Daley                              39     Vice President, General Counsel and Secretary
  Michael Gilbert                             50     Vice President
  Margaret Norton                             40     Vice President
  Carol Snell                                 44     Vice President
  John Viera                                  45     Vice President


         Mr. Cohn, a founder of the Company, served as its President and Chief Executive Officer from the Company's inception in 1982 until October 1990, and then resumed those positions in November 1993. Mr. Cohn has served as a director from the Company's inception and, in June 1990, the Board of Directors appointed Mr. Cohn Chairman of the Board. Prior to founding the Company, he was employed by Acurex Corporation, a manufacturer of microprocessor-based measurement and control systems, from 1979 to 1982. From 1976 to 1979, he was employed by McKinsey & Co., Inc., a management consulting company. Mr. Cohn holds a B.S. in Mathematics and Computer Science from the University of Florida and an M.B.A. from Stanford University. Mr. Cohn is also a director of Electronic Arts, a publisher of entertainment software, and Global Village Communication, Inc., a manufacturer of hardware and software for personal computers.

         Mr. Ladd joined the Company in March 1994 as Executive Vice President following the Company's merger with VMX, Inc. and is responsible for research and development. At VMX, Mr. Ladd served as Executive Vice President and a director from July 1988 until March 1994. Prior to joining VMX, Mr. Ladd served as President and Executive Vice President of OPCOM, a manufacturer of call processing systems that was merged into a wholly owned subsidiary of VMX in July 1988. Mr. Ladd holds a B.A. in Engineering Physics from the University of California-Berkeley and an M.A. in Mathematics from the Stevens Institute of Technology.

         Mr. West joined the Company in September 1986 as Executive Vice President and is responsible for sales and customer service. From 1979 to September 1986, Mr. West was employed by ROLM, serving for three years during this period as President of an operating subsidiary of ROLM and most recently as General Manager of its National Sales Division. Mr. West attended Southern Illinois University.

         Mr. Wetsel joined the Company in October 1990 as Vice President and Chief Financial Officer and is responsible for finance, treasury, investor relations, business development, corporate information services, the Octel capital leasing division and real estate. He was elected Executive Vice President in August 1993. Mr. Wetsel joined Octel from American President Companies, a shipping and transportation company, where he served as Vice President, Financial Plans and Controls from 1989 to October 1990. From 1986 to 1989, he was Vice President, Finance and Chief Financial and Administrative Officer at Ungermann-Bass, Inc. In 1981 he was Vice President of Finance for ROLM, Texas (a ROLM subsidiary) and advanced from this role in 1982 to serve for five years as Group Controller for the Business Communications Group in ROLM Corporation. Prior to 1978, Mr. Wetsel worked in public accounting, including seven years with KPMG Peat Marwick. Mr. Wetsel holds a B.S. in Accounting from Bentley College and is a Certified Public Accountant.

         Mr. Campodonico joined the Company in July 1987 as its Director of Manufacturing and was promoted to Vice President, Manufacturing in March 1989. He is responsible for manufacturing and human resources. Prior to joining the Company, he was employed by ROLM, serving for two years during this period as Vice President of Operations. Mr. Campodonico holds a B.S. in Business Administration and an M.B.A. from San Francisco State University.

         Mr. Daley joined the Company in August 1988 as its General Counsel, was elected Vice President in September 1989 and became Secretary of the Company in October 1990. He is responsible for internal legal matters, legal compliance and supervision of outside law firms employed by the Company. Prior to joining the Company, Mr. Daley was an associate and then a partner in the law firm of Wilson, Sonsini, Goodrich & Rosati from September 1985 to September 1988, and an associate with the law firm of Brobeck, Phleger & Harrison from September 1980 to September 1985. Mr. Daley holds a B.S. in History and a J.D. from Stanford University.

         Dr. Gilbert joined the Company in April 1994 as Vice President, Engineering and is responsible for all engineering other than ONS and Compass. Prior to joining the Company, he served five years at Echelon Corporation as chief technical officer and Vice President of Engineering. Dr. Gilbert holds a B.S. in Chemistry and a Ph.D. in Chemistry and Computer Science from Oregon State University.

         Ms. Norton joined the Company in February 1988 as a Group Product Manager in CPE Marketing and was subsequently promoted to Director of CPE Marketing, Director of VIS Marketing and Vice President, VIS Marketing, the position she now holds. She holds a B.A. in Economics from the University of Arizona and an M.B.A. from the University of Connecticut.

         Ms. Snell joined the Company in August 1994 as Vice President, CPE Marketing, and is responsible for all CPE marketing activities. Prior to joining the Company, Ms. Snell was President and Chief Executive Officer of Aristacom International, Inc. from August 1993 to April 1994 and prior to that was Senior Vice President, Worldwide Operations for Aspect Telecommunications Corporation for eight years. Ms. Snell holds a B.S. in Business from the University of North Carolina.

         Mr. Viera joined the Company in February 1989 as Director of Organizational Planning and was subsequently promoted to Director of Compensation, Director of Human Resources and Vice President, Human Resources, the position he now holds. He holds a B.S. in Business Administration from Golden Gate University and an M.S. in Counseling Psychology from California State University, Hayward.

         All officers serve at the discretion of the Board of Directors. There are no family relationships between directors or executive officers of the Company.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Octel Communications Corporation Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market under the symbol OCTL. As of June 30, 1994, there were approximately 2,700 stockholders of record. The following table sets forth for the periods indicated the high and low closing prices for Octel's Common Stock as reported by The Nasdaq National Market.

                           Fiscal Year 1994                                                   High       Low
                           --------------------------------------------------------------     ----       ---

                           Fourth quarter ended June 30, 1994                                 $26 1/4     $16 1/2
                           Third quarter ended March 31, 1994                                  30          23
                           Second quarter ended December 31, 1993                              28 1/2      23 1/4
                           First quarter ended September 30, 1993                              24 3/4      19 1/4

                           Fiscal Year 1993                                                   High       Low
                           --------------------------------------------------------------     ----       ---

                           Fourth quarter ended June 30, 1993                                 $25 1/4     $19
                           Third quarter ended March 31, 1993                                  30          20
                           Second quarter ended December 31, 1992                              24          14 1/2
                           First quarter ended September 30, 1992                              27 1/2      18 3/4


         The Company has not paid cash dividends on its Common Stock to date and does not plan to pay cash dividends to its stockholders in the near future.

         The Company believes factors such as quarter-to-quarter variances in financial results and announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which often are not related to changes in the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions such as a recessionary period or high interest rates may adversely affect the market price of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Year Ended June 30,
                                                ------------------------------------------------------------------

   (In thousands, except per share amounts)         1994           1993        1992         1991          1990
                                                    ----           ----        ----         ----          ----

 STATEMENT OF INCOME DATA
   Total net revenues  . . . . . . . . . . .  $  406,225    $  338,478   $  262,732   $  218,494    $  187,404
   Operating income  . . . . . . . . . . . .      18,813(1)     37,122       29,526       16,573        22,613
      Net income . . . . . . . . . . . . . .      13,543(1)     29,567       26,383       13,482        19,807
   Net income per common and equivalent
      share  . . . . . . . . . . . . . . . .  $     0.54(1) $     1.19   $     1.08   $     0.58    $     0.90
   Weighted average common shares and
      equivalent shares outstanding  . . . .      25,096        24,869       24,424       23,204        21,975


 BALANCE SHEET DATA
   Working capital . . . . . . . . . . . . .  $  132,773       146,978      162,171      135,086       124,781
   Total assets  . . . . . . . . . . . . . .     346,128       297,383      251,955      204,780       182,808
   Long-term debt  . . . . . . . . . . . . .       1,400         1,985          409          538           404
   Stockholders' equity  . . . . . . . . . .     256,192       229,681      202,386      167,903       150,461

- - ----------------------
(1) Includes total nonrecurring charges for the VMX merger and integration costs of $24.1 million ($18.8 million net of taxes). Excluding these charges, operating income, net income and net income per common and equivalent share would have been $39.3 million, $32.3 million and $1.27, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         Effective March 31, 1994, Octel consummated a business combination with VMX, Inc. ("VMX") which was accounted for as a pooling of interest. VMX provides integrated messaging and call processing systems, software and services that combine voice, data and image for business communications internationally. To effect the combination, approximately 5.4 million shares of Octel's Common Stock were issued in exchange for all of the outstanding Common Stock of VMX. The net assets of VMX amounted to approximately $45.1 million at March 31, 1994. The annual and interim financial statements have been restated to include the accounts and operations of VMX for all periods presented.

RESULTS OF OPERATIONS

         The following table summarizes the changes in selected operating indicators. The percentages on the left show the relationships of various income and expense items to net revenues. The percentages on the right measure year-to-year increases and decreases.

                                                                                                Percent
     Percentage of Total Net Revenues                                                      Increase (Decrease)
           Year Ended June 30,                                                               From Prior Year
   ------------------------------------                                                  -----------------------
     1994          1993          1992                                                      1994          1993
   --------      --------     ---------                                                  --------     ----------
                                                  Net revenues:
       72%           75%           82%            Systems                                    15%           19%
       28            25            18             Service and license                        36            75
      ---           ---           ---                                                       ---           ---
      100           100           100             Total net revenues                         20            29
      ---           ---           ---                                                       ---           ---
       22            22            22             Cost of systems                            19            31

       17            16            14             Cost of service                            34            47
       14            13            12             Research and development                   31            38
       37            38            41             Selling, general and                       17            20
                                                  administrative
        4            --            --             Integration costs                         N/A            --
      ---           ---           ---                                                       ---           ---
        5            11            11             Operating income                          (49)           26
                                                  Interest and other income
       --             1             3             (expense), net                           (134)          (35)
      ---           ---           ---                                                       ---           ---
        4            12            14             Income before income taxes                (58)           15
        1             3             4             Provision for income taxes                (68)           20
      ---           ---           ---                                                       ---           ---
        3%            9%           10%            Net income                                (54)%         (12)%
      ---           ---           ---                                                       ---           ---

Percentage amounts may not total due to rounding.

ANNUAL RESULTS

         Net Revenues

         Net revenues increased to $406.2 million in fiscal 1994, a 20% increase from net revenues in fiscal 1993 of $338.5 million. Fiscal 1992 net revenues were $262.7 million. The growth in net revenues resulted primarily from the sale of systems to new and existing customers and the sale of upgrades, expansions and new features in the CPE and VIS markets and an increase in the volume of service revenues. The inclusion of the Company's subsidiary acquired in October 1992, ONS, also contributed to the growth in net revenues. In fiscal 1994, CPE revenues grew as a result of both international and domestic growth. VIS revenues grew as a result of a significant increase in domestic sales, offset by a small decrease in international revenues. A portion of the increase in total net systems revenues is attributable principally to CPE sales made into international markets in fiscal 1994, which in total increased by 21% to $97.4 million from $80.7 million in fiscal 1993. International net revenues were $58.7 million in fiscal 1992. Domestic net revenues of $308.8 million grew 20% over the prior year domestic net revenues of $257.8 million. Domestic net revenues were $204.0 million in fiscal 1992.

         Growth in net systems revenues in the domestic CPE market over the prior year reflects success in the sale of systems to new and existing customers and the sale of upgrades and expansions to existing customers. The domestic CPE market continues to be dependent upon the following: purchases by large organizations that have already adopted competitive voice processing technology switching to the Company's products; purchases by existing customers of expansions and upgrades to support expanding corporate voice messaging networks; purchases of new, integrated applications such as fax processing by large organizations; and sales to smaller entities or branch offices of large companies of less expensive voice messaging equipment. The Company's range of new fax processing products was released to the market in August of 1993 and has generated an increase in CPE revenues in fiscal 1994.

         Domestic VIS net systems revenues increased in fiscal 1994 as compared to fiscal 1993 due to an increase in the volume of units sold. The VIS customers' overcapacity and budget restrictions evident in fiscal 1993 did not have as great an impact on fiscal 1994 revenues. Additionally, the Company delivered software features during fiscal 1994 that the VIS customers were anticipating. The Company continues to believe that the residential and cellular voice messaging markets, which were growth areas in fiscal 1994 and 1993, and expanded usage of voice processing, are large market opportunities that the Company and its VIS customers, including the cellular companies, are jointly working to develop. International VIS net systems revenues decreased slightly in fiscal 1994 as compared to fiscal 1993 due principally to large system sales to Italy in fiscal 1993 which were not repeated in fiscal 1994.

         International sales were to customers primarily in Canada and Europe and to a lesser extent Japan, South America, Australia, New Zealand and China. During fiscal 1994 international CPE sales were generally made through the Company's direct sales force and distributors, principally in the United Kingdom and Canada. International VIS sales were primarily made through the Company's direct sales force. In particular, the Company's Canadian subsidiary made a significant contribution to international revenues as a result of strong VIS sales to large customers. The Company may establish additional subsidiaries or joint ventures in the future in those countries where it believes significant sales opportunities exist. Extensive effort is required in the local government approval processes before the Company's products can be sold and installed in each country. This work has been completed in several countries and local government approvals for other selected countries worldwide are in process.

         The Company has an extensive service and support organization that supports both its end user customers and its independent distributors' service groups. This service and support organization generates an ongoing revenue stream from service offerings, including service contracts, applications development products, the sale of spares and licenses. The addition of ONS since October 1992 has extended the range of voice processing and network services the Company offers to customers, in particular, to customers in the residential and small business voice services market. Net service and license revenues grew 36% in fiscal 1994 as compared to the prior fiscal year, increasing from $83.6 million to $114.1 million (license revenue increased from $3.5 million to $5.1 million). The consolidation of ONS' revenues since the date of acquisition (October 1992) and the increase in ONS' revenues since the acquisition made a significant contribution to the increase. In fiscal 1992, net service and license revenues were $47.8 million (license revenues were $2.9 million).

         Systems sales orders from VIS customers are considerably larger than CPE sales and VIS customers do not follow consistent buying patterns; therefore, net revenue volume and mix in future periods could be affected by the extent and timing of new orders from VIS customers. In addition, the Company continues to monitor trends in the general economy that have previously adversely affected the ordering process of customers. The Company cannot predict how future domestic and international economic trends may affect sales orders.

         Cost of Systems and Service

         As a percentage of total net revenues, cost of systems and service was 39% in fiscal 1994, 38% in fiscal 1993 and 35% in fiscal 1992. Cost of systems sales was 31% in fiscal 1994, 29% in fiscal 1993, and 27% in fiscal 1992. In fiscal 1994, the increase was primarily due to nonrecurring costs incurred to conform VMX's accounting practices to the Company's. This negative effect was partially offset by the effects of revenue transactions for which costs were previously expensed due to uncertainty of revenue recognition and favorable mix in the configuration of the high-end products. Cost of service and license revenues was 62% in fiscal 1994, 63% in fiscal 1993 and 74% in fiscal 1992. In fiscal 1994 and 1993, the decrease as compared to fiscal 1992 is primarily attributable to the higher margin structure of ONS, consolidated since its acquisition in October 1992, and also to the mix of service and support sales over the three-year period.

         During fiscal 1994, 1993 and 1992, as mentioned above, the Company used sales promotions, pricing programs, including price reductions and discounts, to stimulate demand for the Company's products. If the Company is required to respond to economic or competitive pressures through similar programs in the future, cost of systems and service could increase as a percentage of net revenues.

         Research and Development

         Research and development expenses increased to $58.3 million in fiscal 1994 compared to $44.4 million in fiscal 1993 and $32.3 million in fiscal 1992. Research and development expenses represented 14% of net revenues in fiscal 1994, 13% in fiscal 1993 and 12% in fiscal 1992. The increase in research and development expenses in absolute dollars is due to the Company's increased spending on projects to meet customer commitments such as clustering and the adaptation of existing products and technology for international markets, as well as the continued commitment to the development of new products and enhancements to existing products. Also contributing to the increase were development costs associated with the Company's Client/Server Software Division, which began operations in April 1993 with no significant revenues expected until 1995. In addition, the inclusion of research and development costs of the ONS subsidiary acquired during fiscal 1993 contributed to the increase in absolute research and development expenses in fiscal 1994 and 1993. In fiscal 1994, the Company began Beta test of the Call Performer Plus(TM) system (PC-based voice processing equipment) and several software releases that introduced new administration and reporting features.

         During fiscal 1994, 1993 and 1992, the Company entered into development contracts with certain customers whereby the Company performed development work on applications software using customer funds. As of June 30, 1994, $2.9 million of costs and revenues related to these contracts were deferred ($2.0 million as of June 30, 1993). During fiscal 1994, $0.8 million ($0.3 million in fiscal 1993 and $0.2 million in fiscal 1992) was recognized as revenue and $0.8 million ($0.3 million in fiscal 1993 and $0.2 million in fiscal 1992) was charged to cost of sales for projects completed. See Note 2 to Consolidated Financial Statements. These costs were deferred under the provisions of Statement of Financial Accounting Standards No. 68. No internal software development costs have been capitalized to date under the provisions of Statement of Financial Accounting Standards No. 86. See Note 2 to Consolidated Financial Statements. During fiscal years 1990 and 1991 the Company purchased IVR technology for approximately $2.6 million which was amortized over the estimated useful life of the related product. The cost was fully amortized as of June 30, 1994.

         The Company expects to continue to increase expenditures on research and development in fiscal 1995 in absolute terms and these expenses could increase as a percentage of net revenues.

         Selling, General and Administrative

         Selling, general and administrative expenses were 37% of net revenues in fiscal 1994, a decrease from 38% of net revenues in fiscal 1993 and 41% in fiscal 1992. These expenses increased in absolute dollars to $151.2 million in fiscal 1994, from $129.6 million in fiscal 1993 and $108.2 million in fiscal 1992. The increases in spending resulted from the Company's continuing efforts to develop and manage its organization and train new and existing sales and support personnel. Increased expenditures were also incurred due to legal expenses related to ongoing patent litigation. The Company expects to continue to incur legal expenses in fiscal 1995 related to ongoing patent litigation.
In addition, the inclusion of ONS' selling, general and administrative costs during fiscal 1993 contributed to the absolute dollar increase over fiscal 1992. Selling, general and administrative expenses declined as a percentage of revenue due to the Company's continued monitoring of expenses and employment of cost control measures in conjunction with revenue growth. During fiscal 1994 the Company has continued to move resources to support the faster growing business segments, including the movement of employees to support new international subsidiaries and international sales opportunities. Since the merger with VMX, the Company continues to analyze organizational and operational synergies that can be achieved and anticipates the reflection of any benefits from those synergies in fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues.

         Integration Costs

         In the third quarter of fiscal 1994, in connection with the VMX merger, the Company recorded $18.3 million for certain integration costs related to the consolidation of facilities and personnel.

         Interest and Other Income (Expense), Net

         Net interest and other income (expense) for fiscal 1994 decreased $5.8 million from fiscal 1993. The decrease was due primarily to merger related expenses of $3.6 million incurred in fiscal 1994, smaller net gains on sales of short-term investments, lower interest income due to lower interest rates on lower average cash and cash equivalent balances held during fiscal 1994 and greater foreign exchange losses, offset in part by the absence of expenses of the Compass acquisition which were incurred in fiscal 1993. There were net foreign exchange losses of $0.4 million in fiscal 1994. There were net foreign exchange gains of $0.2 million in fiscal 1993 and net losses of $0.2 million in fiscal 1992. Other expenses in fiscal 1994 included one-time costs related to the merger with VMX, as mentioned above. Other expenses in fiscal 1993 included one-time costs associated with the acquisition of one of the Company's subsidiaries and costs of the Company's hedging program. Other expenses in each fiscal year included fees paid to the Company's investment advisors. The Company continues to utilize the hedging program it implemented to mitigate the foreign exchange financial exposure of foreign currency transactions.

         Income Taxes

         The effective tax rate for fiscal 1994 was 22% compared to 28% in fiscal 1993 and 27% in fiscal 1992. The lower effective tax rate in fiscal 1994 was attributable to a combination of factors. First, subsequent to the merger of the Company and VMX, various tax assets of VMX that had been fully reserved were recognized as a tax benefit. Additionally, the retroactive reinstatement of the U.S. research and development credit for the fiscal year ended June 30, 1993 had a favorable impact on the effective tax rate in fiscal 1994. The higher effective tax rate in fiscal 1993 compared to fiscal 1992 was primarily attributable to the expiration of the U.S. research and development tax credit as of June 30, 1992. The Company expects the effective tax rate to be higher in fiscal 1995 than it was in fiscal 1994.

         During the third quarter of fiscal 1993, but effective July 1, 1992, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Prior to this date the Company used the deferred method of accounting for income taxes under APB No. 11. As permitted by SFAS No. 109, no financial statements for periods prior to July 1, 1992 were restated. Results for the first quarter of fiscal 1993 were previously restated to include a charge of $115,000, representing the cumulative effect, as of July 1, 1992, of this change in accounting for income taxes. Other immaterial adjustments (netting to $115,000) were made to the tax provision in the first quarter of fiscal 1993 to reflect the change to SFAS No. 109. No adjustments to the second quarter results of fiscal 1993 were necessary. See
Note 13 to the Consolidated Financial Statements.

         Dividends

         The Company has not paid cash dividends on its common stock to date and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business and to repurchase shares of its Common Stock. See "Liquidity and Capital Resources."

QUARTERLY RESULTS

         The following table presents unaudited quarterly operating results and certain items as a percentage of net revenues for the Company's four quarters in fiscal 1994. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information.
This information should be read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                   Fiscal Quarter Ended
                                       -----------------------------------------------------------------------------
                                         Sept. 30, 1993      Dec. 31, 1993      March 31, 1994      June 30, 1994
                                         --------------      -------------      --------------      -------------
                                                     (In thousands, except per share data - unaudited)

 Net Revenues:
    Systems  . . . . . . . . . . . .  $   66,302     72%   $ 73,330      73%  $  68,256    70%    $ 84,202      72%
    Service and license  . . . . . .      25,321     28      27,549      27      28,941    30       32,324      28
                                       ---------           --------           ---------           --------
       Total net revenues  . . . . .      91,623    100     100,879     100      97,197   100      116,526     100
 Costs and expenses:
    Cost of systems  . . . . . . . .      21,419     23      23,575      23      20,906    22       23,523      20
    Cost of service and license  . .      14,867     16      15,673      16      19,223    20       20,470      18
    Research and development . . . .      13,737     15      13,951      14      13,975    14       16,662      14
    Selling, general and
      administrative  . . . . . . . .     35,238     38      36,918      37      36,799    38       42,218      36
    Integration costs  . . . . . . .          --     --          --      --      18,258    19           --      --
                                        --------           --------           ---------           --------
       Total costs and expenses  . .      85,261     93      90,117      89     109,161   112      102,873      88
                                        --------           --------           ---------           --------
 Operating income (expense)  . . . .       6,362      7      10,762      11     (11,964)  (12)      13,653      12
 Interest and other income
    (expense), net . . . . . . . . .         848      1         626       1      (3,011)   (3)          67      --
                                        --------           --------           ---------           --------
 Income (loss) before income taxes .       7,210      8      11,388      11     (14,975)  (15)      13,720      12
 Provision (benefit) for
    income taxes . . . . . . . . . .       1,250      1       2,921       3      (3,371)   (3)       3,000       3
                                        --------           --------           ---------           --------
 Net income (loss) . . . . . . . . .       5,960      7%      8,467       8%    (11,604)  (12)%     10,720       9%
                                        ========           ========           =========           ========
 Net income per common and
    equivalent share . . . . . . . .    $    .24           $    .34           $    (.49)          $    .43
                                        --------           --------           ---------           --------
 Number of shares used
    in calculation . . . . . . . . .      24,542             24,947              23,509             24,792
                                        ========           ========           =========           ========
Percentage amounts may not total due to rounding.

         As a percentage of total net revenues, operating income decreased in the first quarter compared to the prior quarter. This was the result of a decrease in net revenues from the prior period due to a historically slow summer domestically and slightly offset by an increase internationally, and the protraction of the sales cycle as a result of sluggishness in the domestic economy. Total cost of sales increased as a percentage of total net revenues due to fluctuations in the customer and product mix of sales and lower system sales volume. Operating income increased as a percentage of total net revenues in the second quarter in fiscal 1994 due to an increase in revenues quarter-over-quarter and a decrease in operating expenses as a percentage of total net revenues. Cost of systems and service decreased from 40% of total net revenues in the first quarter to 39% in the second quarter primarily due to variations in product mix. As a percentage of total net revenues, operating income decreased in the third quarter primarily due to lower revenue and to integration charges associated with consolidating facilities and personnel related to the VMX merger. Cost of systems and service increased from 39% of total net revenues in the second quarter to 41% in the third quarter primarily due to nonrecurring costs incurred to conform VMX's accounting practices to Octel's and variations in product mix. In the fourth quarter operating income increased significantly from the third quarter due to the absence of integration charges in the fourth quarter as compared to the third quarter. Operating income and cost of systems and service as a percentage of total net revenues in the fourth quarter were relatively flat when compared to the second quarter. Cost of systems as a percentage of systems revenue remained relatively flat from the first quarter through the third quarter and decreased in the fourth quarter due to an increase in unit volume with flat fixed manufacturing costs and a favorable change in the mix of systems sold. Service and license revenues as a percentage of total net revenues increased in the third quarter due to slower growth in system sales in the third quarter. Cost of service sales as a percentage of service and license revenues increased significantly in the third quarter due to a strategic decision to increase the size of the service organizations in order to initiate growth in service revenue in future quarters. On a quarter-to-quarter basis, the customer and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins and are difficult to predict.

         The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments have historically been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. This is particularly true in the VIS market, where sales orders are generally larger. The Company offers products with base system list prices from $5,000 to over $1,250,000 depending on customer configurations and requirements, and generally has a higher gross margin on its fully configured products. The Company provides discounts to distributors and generally has a higher gross margin on direct sales. In addition, the Company's expanding service and license revenues generally have lower gross margins. As a result, the Company's revenues and gross margins will be affected by the product, service and channel mix and timing of orders it receives. In addition, because the Company recognizes revenues on sales to distributors and customers which have previously installed the Company's product at the time of shipment and on certain direct sales to end users at the time of installation, quarterly revenues can also fluctuate depending on the customer installation schedules for direct sales at the end of a quarter. Installation on direct sales typically occurs within five weeks of shipment. The Company has not experienced any significant returns by customers of any of its products.

         Fourth quarter total net revenues are typically enhanced by sales incentives to employees and promotion programs for customers; as a result, first quarter sales are typically less than fourth quarter sales. The Company anticipates that this trend will continue in the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and equivalents and short-term investments decreased to $86.4 million at June 30, 1994 from $100.4 million at June 30, 1993. Cash flows from operations resulted in net cash provided of $49.4 million in fiscal 1994 and $39.8 million in fiscal 1993. The primary uses of cash during fiscal 1994 were investment in property and equipment of $58.6 million and the repurchase of Common Stock for approximately $5.8 million under the Company's stock repurchase plan, both of which aim to increase return to investors as compared to the return which would be made by investing the cash and generating interest at the low rates available during fiscal 1994. In July 1994, the Company's Board of Directors approved the repurchase of up to an additional 3.5 million shares of its Common Stock over a period of approximately two years.

         As of June 30, 1994, the Company had invested $41.0 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company expects to spend approximately an additional $5.0 million during fiscal 1995 in connection with the final construction of the Company's new corporate offices. The Company also expects to purchase additional equipment and make certain leasehold improvements during fiscal 1995. The Company anticipates that its property and equipment investments will eventually result in reduced operating expenses, greater efficiencies and increased flexibility for the Company.

         In connection with the VMX business combination, approximately $3.6 million of merger expenses were incurred and have been charged to interest and other income (expense) during the third quarter of fiscal 1994. In addition, the Company recorded integration costs of $18.3 million in connection with the merger. The charges were recorded based on decisions made by management to consolidate certain facilities and personnel. Lease termination fees and moving costs associated with facilities consolidation comprise approximately $7.0 million of total integration costs, while $5.3 million relates to employee severance and relocation expenses. The Company estimates that approximately 240 employees will either relocate or terminate employment. Certain assets were written down to their net realizable value due to impairment as a result of the merger, which totaled approximately $4.5 million. The majority of the remaining charges are associated with the consolidation of Octel's and VMX's benefit and compensation plans and Director's and Officer's run-off liability insurance. The integration charges are the primary reason for the decrease in working capital from fiscal 1993 to fiscal 1994.

         Of the $18.3 million of total integration charges recorded in the third quarter of fiscal 1994, approximately $4.5 million related to noncash writeoffs of recorded assets and $13.8 million related to expected cash expenditures. As of June 30, 1994, there was a balance of $12.5 million of expected future cash expenditures. The majority of this amount will be spent in fiscal 1995. In addition to the integration costs recorded in the third quarter of fiscal 1994, the Company may incur additional merger-related integration costs, which will be charged to operations, over the next several quarters. Such integration charges are expected to be cash expenditures estimated at approximately $4.1 million for literature design for name change and other modifications to literature for the merged Company, for consolidating processes and computer systems of the merged Company and for personnel related expenses.

         In August 1994, the Company purchased certain intellectual and personal property from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. The in-process technology will be expensed as of the date acquired. In addition, the Company agreed to hire certain employees of the seller.

         The Company anticipates that cash flows from operations, existing cash and equivalents and short-term investment balances, and its existing bank line will be adequate to meet the Company's cash requirements through the end of fiscal 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         The Company believes that in the future its results of operations could be affected by factors such as delays in shipments of the Company's new products, market acceptance of new products and upgrades, growth in the worldwide voice processing market, expansion of services by its VIS customers, the outcome of litigation and changes in general economic conditions in any of the countries in which the Company does business.

          The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain its competitive position. The integration of certain operations as a result of the VMX merger continues to require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company intends to reduce expenses by consolidating operations, eliminating duplicate facilities, employees, marketing programs and other expenses. There can be no assurance that Octel will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. The Company cannot determine the ultimate effect that new products and services and the continued integration of Octel and VMX will have on revenues, earnings or stock price.

         Due to the factors noted above and elsewhere in management's discussion and analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

         The Company has been and may in the future continue to be required to litigate enforcement of its intellectual property or commercial rights or to defend itself in litigation arising out of claims of third parties. Such litigation, even if the Company is ultimately victorious, can be extremely expensive and may have a material adverse effect on the Company's results of operations in any particular period. For example, the Company has recently paid as much as $1.0 million per quarter in legal fees and related expenses in connection with the Theis litigation, and expects such fees and expenses to exceed that figure in the first quarter of fiscal 1995 because trial has commenced. Litigation may also occupy management resources that would otherwise be available to address other aspects of the Company's business. See "Patents, Copyrights, Trademarks and Technology Licenses" in Item 1 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                ----------
                  Financial Statements:
                      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30
                      Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . .          31
                      Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . .          32
                      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .          34

                  Financial Statement Schedules:
                      Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48
                      Schedule I    -  Marketable Securities and Investments  . . . . . . . . . . . . . . .          53
                      Schedule II   -  Amounts Receivable From Related Parties, Underwriters,
                                       Promoters and Employees other than Related Parties . . . . . . . . .          54
                      Schedule V    -  Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . .          55
                      Schedule VI   -  Accumulated Depreciation and Amortization of Property, Plant and
                                       Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56
                      Schedule VIII -  Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . .          57


         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     ASSETS
                                                                                                             June 30,
                                                                                                  -----------------------------
                                                                                                      1994            1993
                                                                                                     -------------  --------------
                 Current assets:
                    Cash and equivalents                                                        $     17,889     $     26,576
                    Short-term investments                                                            68,463           73,781
                    Accounts receivable, net of allowance for doubtful
                      accounts of $2,665 and $2,365                                                   90,013           70,556
                    Accounts receivable from related parties                                           2,159            8,577
                    Inventories                                                                       28,920           28,399
                    Prepaid expenses and other                                                        13,865            4,806
                                                                                                ------------    -------------
                               Total current assets                                                  221,309          212,695

                 Property, plant and equipment                                                        95,076           53,933
                 Deposits and other assets                                                            29,743           30,755
                                                                                                ------------    -------------
                               Total                                                            $    346,128    $     297,383
                                                                                                ============    =============
                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                    Trade payables                                                              $     16,250     $     16,370
                    Accrued compensation and employee benefits                                        25,010           20,257
                    Income taxes payable                                                               2,616            1,401
                    Accrued and other liabilities                                                     44,660           27,689
                                                                                                ------------     ------------
                               Total current liabilities                                              88,536           65,717

                 Long-term obligations                                                                 1,400            1,985
                 Commitments and contingencies (Notes 2, 9, 14 and 16)                                     --              --
                 Stockholders' equity:
                    Preferred stock, $.001 par value--authorized 5,000,000 shares; none
                        outstanding                                                                        --              --
                    Common stock, $.001 par value--authorized, 50,000,000 shares; outstanding:
                        1994, 24,170,344 shares, 1993, 23,257,563 shares                             174,356          156,870
                    Notes receivable from sale of stock                                                    --             (56)
                    Deferred compensation                                                                  --             (55)
                    Retained earnings                                                                 82,736           73,322
                    Unrealized loss on marketable securities (net of deferred taxes of $330)            (540)              --
                    Accumulated translation adjustments                                                 (360)            (400)
                                                                                                ------------     ------------
                        Total stockholders' equity                                                   256,192          229,681
                                                                                                ------------     ------------
                               Total                                                            $    346,128     $    297,383
                                                                                                ============     ============

                See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Year ended June 30,
                                                                ------------------------------------------------------
                                                                       1994               1993               1992
                                                                ----------------   ----------------   ----------------

 Net revenues:
     Systems                                                      $   292,090        $   254,860        $   214,883
     Service and license                                              114,135             83,618             47,849
                                                                  -----------        -----------        -----------
        Total net revenues                                            406,225            338,478            262,732

 Cost and expenses:
     Cost of systems                                                   89,423             74,856             57,132
     Cost of service                                                   70,233             52,524             35,621
     Research and development                                          58,325             44,420             32,285
     Selling, general and administrative                              151,173            129,556            108,168
     Integration costs                                                 18,258                 --                 --
                                                                  -----------        -----------        -----------
        Total costs and expenses                                      387,412            301,356            233,206
                                                                  -----------        -----------        -----------
 Operating income                                                      18,813             37,122             29,526
 Interest and other income (expense), net                              (1,470)             4,294              6,596
                                                                  -----------        -----------        -----------
 Income before income taxes and cumulative effect of
     accounting change                                                 17,343             41,416             36,122
 Provision for income taxes                                             3,800             11,734              9,739
                                                                  -----------        -----------        -----------
 Income before cumulative effect of accounting change                  13,543             29,682             26,383
 Cumulative effect of accounting change                                    --                115                 --
                                                                  -----------        -----------        -----------
 Net income                                                       $    13,543        $    29,567        $    26,383
                                                                  ===========        ===========        ===========
 Income per common and equivalent share before
     cumulative effect of accounting change                              0.54               1.19               1.08
 Cumulative effect of accounting change                                    --                 --                 --
                                                                  -----------        -----------        -----------
 Net income per common and equivalent share                       $      0.54        $      1.19        $      1.08
                                                                  ===========        ===========        ===========
 Weighted average number of common shares and
     equivalents used in computation                                   25,096             24,869             24,424
                                                                  ===========        ===========        ===========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      Notes                           Unrealized
                                  Common Stock      Receivable                         Loss on     Accumulated
                                 --------------     From Sale    Deferred   Retained  Marketable   Translation
                               Shares     Amount     of Stock  Compensation Earnings  Securities   Adjustment   Total
                               ------     ------    ---------- ------------ --------  ----------   ----------   -----
 Balances, June 30, 1991 as
   previously reported      17,173,34   $ 94,724  $     (68)   $   (489)  $   48,543       --         --     $  142,718
                            ----------  --------  ---------    --------   ----------     -----     -----     ----------
 Pooling of interests
 adjustments                 5,079,689    45,114      (196)          --      (19,616)      --       (117)        25,185
 Balances as of June 30,
 1991  as restated          22,253,032   139,838      (256)        (489)      28,927       --       (117)       167,903
 Sale of common stock under
   Employee Stock Purchase
   Plan                        197,606     3,376         --          --           --       --         --          3,376
 Sale of common stock, net
  of repurchases               432,811     3,976         --          --          (61)      --         --          3,915
 Repurchases of common stock  (110,000)     (610)        --          --       (2,018)      --         --         (2,628)
 Issuance of common stock        4,107       100         --          --           --       --         --            100
 Deferred compensation
   amortization                     --        --         --         218           --       --         --            218
 Payment on notes receivable        --        --         94          --           --       --         --             94
 Tax benefit of stock option
   transactions                     --     2,749         --          --           --       --         --          2,749
 Translation adjustments            --        --         --          --           --       --        276            276
 Net income                         --        --         --          --       26,383       --         --         26,383
                            ----------  --------  ---------    --------   ----------     -----     -----    -----------
 Balances, June 30, 1992    22,777,556   149,429      (162)        (271)      53,231       --        159        202,386
 Pooling of interests
   adjustments                 456,320       353         --          --           37       --         --            390
 Sale of common stock under
   Employee Stock Purchase
   Plan                        251,645     4,037         --          --           --       --         --          4,037
 Sale of common stock, net
   of stock surrendered        375,993     3,524         --          --          (35)      --         --          3,489
 Proceeds from sale of put
 warrants                           --       977         --          --           --       --         --            977
 Repurchases of common stock  (603,951)   (3,625)        --          --       (9,478)      --         --        (13,103)
 Deferred compensation
   amortization                     --        --         --         216           --       --         --            216
 Tax benefit of stock option
   transactions                     --     2,175         --          --           --       --         --          2,175
 Payment on notes receivable        --        --        106          --           --       --         --            106
 Translation adjustments            --        --         --          --           --       --       (559)          (559)
 Net income                         --        --         --          --       29,567       --         --         29,567
                            ----------  --------  ---------    --------   ----------     -----     -----    -----------
 Balances, June 30, 1993    23,257,563   156,870        (56)        (55)      73,322        0       (400)       229,681
 Sale of common stock under
   Employee Stock Purchase
 Plan                          326,860     5,224         --          --           --       --         --          5,224
 Sale of common stock, net
 of stock surrendered          817,921    11,256         --          --         (121)      --         --         11,135
 Repurchases of common stock  (232,000)   (1,759)        --          --       (4,008)      --         --         (5,767)
 Deferred compensation
   amortization                     --        --         --          55           --       --         --             55
 Tax benefit of stock option
   transactions                     --     2,765         --          --           --       --         --          2,765
 Payment on notes receivable        --        --         56          --           --       --         --             56
 Unrealized loss on
 marketable securities              --        --         --          --           --     (540)        --           (540)
 Translation adjustments            --        --         --          --           --       --         40             40
 Net income                         --        --         --          --       13,543       --         --         13,543
                            ----------  --------  ---------    --------   ----------     -----     -----     ----------
 Balances, June 30, 1994    24,170,344  $174,356         --          --   $   82,736  $  (540)   $  (360)    $  256,192
                            ==========  ========  =========    =========  ==========  ========   =======     ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    Year ended June 30,
                                                                     -------------------------------------------------
                                                                           1994             1993             1992
                                                                     ---------------  ---------------  ---------------

 Cash flows from operating activities:
   Net income                                                         $    13,543      $    29,567      $    26,383
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                           34,219           22,287           15,206
   Amortization of premium of marketable securities                           294               --               --
   Deferred income taxes                                                  (13,909)           1,948           (3,185)
   Deferred compensation                                                       55              216              218
   Changes in assets and liabilities:
      Accounts receivable                                                 (13,572)         (20,891)          (9,635)
      Inventories                                                            (449)           1,438           (8,231)
      Prepaid expenses and other                                           (1,633)            (239)            (995)
      Trade payables                                                           46           (1,441)           3,513
      Accrued compensation and employee benefits                            4,860            3,507            3,848
      Accrued and other liabilities                                        25,964            3,451            9,235
                                                                      -----------      -----------      -----------
         Net cash provided by operating activities                         49,418           39,843           36,357
                                                                      -----------      -----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock under employee stock plans, net                   16,480            7,543            7,352
   Repurchases of common stock                                             (5,767)         (13,103)          (2,628)
   Proceeds from sale of financial instruments-put warrants                    --              977               --
   Issuance of common stock                                                    --               18              100
   Payment on notes receivable                                                 56              106               --
   Repayment of long-term obligations                                        (605)          (1,257)             (46)
                                                                      -----------      -----------      -----------
      Net cash provided (used) by financing activities                     10,164           (5,716)           4,778
                                                                      -----------      -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                   (128,869)        (256,016)        (213,254)
   Sales and maturities of short-term investments                         133,115          250,965          210,699
   Property and equipment additions, net                                  (58,648)         (30,775)         (14,550)
   Deposits and other assets                                              (13,970)         (15,576)          (6,443)
   Net cash received from (used in) business acquisitions                      --           (9,391)           1,098
                                                                      -----------      -----------      -----------
      Net cash used for investing activities                              (68,372)         (60,793)         (22,450)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      103              214              354
                                                                      -----------      -----------      -----------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (8,687)         (26,452)          19,039
                                                                      -----------      -----------      -----------
 CASH AND EQUIVALENTS:
   Beginning of year                                                       26,576           53,028           33,989
                                                                      -----------      -----------      -----------
   End of year                                                        $    17,889      $    26,576      $    53,028
                                                                      ===========      ===========      ===========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The Company designs, manufactures and markets voice information processing systems. The Company also provides voice processing and networking services. The consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Reclassifications have been made to fiscal 1993 and fiscal 1992 consolidated financial statements to conform to the fiscal 1994 presentation.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Cash equivalents

         Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less.

         Short-term investments

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of June 30, 1994. Under the provisions of SFAS 115, the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest and other income (expense), net." The cost of securities sold is based upon the specific identification method. In accordance with the provisions of SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of June 30, 1994 of adopting SFAS 115 was to decrease the balance of stockholders' equity by $0.5 million to reflect the net unrealized loss on investments classified as "available-for-sale" and previously recorded at cost. See Note 3.

         Foreign currency translation

         Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions and hedge contracts are included in interest and other income (expense), net. At June 30, 1994, the Company had approximately $17.9 million of forward hedge contracts outstanding ($4.0 million in 1993).

         Financial Instruments and Risk Concentration

         The forward hedge contracts discussed above require the Company to exchange foreign currencies for U.S. dollars at rates agreed at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset foreign currency balances and transactions being hedged. The Company maintains policies for entering into foreign exchange contracts similar to those for its investments.

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company's cash investments are in U.S. government obligations and municipal notes and bonds that have maturities ranging from 1994 through 2019. The Company believes no significant concentration of credit risk exists with respect to these cash investments. Balances due from international customers account for 35 percent of the total accounts receivable (21 percent in 1993). Additionally, distributors and VIS customers comprise 18 percent and 40 percent of total accounts receivable, respectively (29 percent and 22 percent in 1993, respectively). Generally, the Company requires no collateral from customers. The Company believes that any credit risks are substantially mitigated by the Company's credit evaluation process.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

         Development costs

         Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No.
86. The Company has not capitalized any software development costs, as the Company's current process for developing this software is essentially completed concurrently with the establishment of technological feasibility. In connection with the VMX merger, certain costs formerly capitalized by VMX were written off to conform accounting practices.

         In fiscal 1994, 1993 and 1992, the Company entered into contracts for funded software development projects. These contracts are contractual services as defined by Statement of Financial Accounting Standards No. 68. The Company defers development costs and revenue for these projects and such deferred costs are expensed to cost of sales when the related revenue is recognized. Significant terms of these development contracts include specified completion dates. The Company maintains all rights related to the funded projects. As of June 30, 1994, all projects are expected to be completed substantially in accordance with the related contract.

         As of June 30, 1994, $2.9 million of costs related to these contracts were deferred ($1.9 million in 1993 and $1.1 million in 1992) and $1.0 million of prepayments were recorded as a liability ($0.1 million in 1993 and $1.2 million in 1992). In fiscal year 1994, $0.8 million was expensed to cost of sales and $0.8 million recognized as revenue for contracts ($0.3 million was expensed to cost of sales and recognized as revenue in 1993 and $0.2 million was expensed to cost of sales and recognized as revenue in 1992).

         Property, plant and equipment

         Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of two to ten years. Leasehold improvements are amortized over the lives of the leases.

         Intangible assets

         Goodwill represents the excess of acquisition cost, including reserves for certain acquisition related expenses, over the fair value of the net assets acquired and is being amortized on a straight-line basis over ten years. Goodwill of $1.7 million is included in the balance sheet caption "Deposits and other assets."

         The Company has acquired various technology licenses and other agreements. The cost of the licenses and other agreements is amortized from the date that the related product is commercially available over periods based on anticipated future revenue streams from the related products not exceeding 36 months. As of June 30, 1994 and 1993, $3.3 million and $9.3 million, respectively, were included in the balance sheet caption "Deposits and other assets," for such assets.

         Revenue recognition

         Revenue is recognized upon shipment to distributors and upon installation for end users. Revenue is also recognized upon shipment to end users for orders from businesses which have previously installed the Company's products, and upon shipment of upgrades and expansions to larger capacity systems.

         Revenues on service contracts are primarily recognized ratably over the contract period.

         Returns and allowances

         The Company does not generally reserve for returns because, historically, the Company has not experienced any significant returns of any of its products by customers.

         Warranty costs

         The Company warrants its products for one year after delivery to the purchaser or installation when the Company performs the installation. Provision for estimated warranty costs is recorded at the time of sale.

         Income taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The Company adopted SFAS No. 109 effective July 1, 1992. The effect of the adoption is discussed in Note 13.

         Net income per common and equivalent share

         Net income per common and equivalent share is computed based upon the weighted average number of common and equivalent shares from stock options and put warrants (using the treasury stock method) and shares issued under the Employee Stock Purchase Plan.

3.       INVESTMENTS

         At the date of adoption of SFAS 115, June 30, 1994, all short-term investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                         Unrealized    Unrealized    Accrued     Estimated
                                              Cost          Gains        Losses      Interest    Fair Value
                                          ------------  ------------  ------------  ---------   ------------
 U.S. Government securities                     9,803           9          (455)       (103)          9,256
                                          $               $             $           $           $
 Municipal notes/bonds                         60,598          17          (441)       (891)         59,281
                                          -----------     -------       -------     -------     -----------
                                          $    70,401     $    26       $  (896)    $  (994)    $    68,537
                                          ===========     =======       =======     =======     ===========

         At June 30, 1994, these securities were classified on the balance sheet as follows (in thousands):

 Cash equivalents                                                                                  $     1,068
 Short-term investments                                                                                 68,463
                                                                                                   -----------
                                                                                                   $    69,531
                                                                                                   ===========

         The cost and estimated fair value of available-for-sale debt securities as of June 30, 1994, by contractual maturity, consisted of the following (in thousands):

                                                                                                      Estimated
                                                                                       Cost          Fair Value
                                                                                   -----------     --------------
 Due in one year or less                                                           $   30,991       $   30,525
 Due in one to three years                                                             24,087           23,436
 Due thereafter                                                                        15,323           14,576
                                                                                   ----------       ----------
                                                                                   $   70,401       $   68,537
                                                                                   ==========       ==========

4.       BUSINESS COMBINATIONS -- POOLING OF INTERESTS METHOD

         VMX, Inc.

         On March 31, 1994, Octel Acquisition Corporation, a wholly owned subsidiary of Octel, was merged with and into VMX, Inc. (VMX), with VMX being the surviving corporation and a wholly owned subsidiary of Octel. In the transaction, approximately 5.4 million shares of Octel's common stock were issued in exchange for all of the outstanding common stock of VMX. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of VMX for all periods prior to the merger. Effective in the quarter ended March 31, 1994, VMX recorded $2.2 million in charges to operations to conform certain changes in estimates and accounting policies to those of Octel.

         VMX provides integrated messaging and call processing systems, software and services that combine voice, data and image for business communications, internationally.

         Separate results of the combining entities for the periods prior to the merger were as follows:

                                                   Nine months ended          Year ended            Year ended
                                                    March 31, 1994           June 30, 1993         June 30, 1992
                                                -----------------------  --------------------  --------------------
 Net Revenues:
     Octel                                            $    216,662           $   249,549           $   188,848
     VMX                                                    74,270                90,463                75,214
     Less intercompany sales                                (1,233)               (1,534)               (1,330)
                                                      ------------           -----------           -----------
                                                      $    289,699           $   338,478           $   262,732
                                                      ============           ===========           ===========
 Net Income:
     Octel                                            $     16,724           $    22,553           $    21,356
     VMX                                                     4,844                 7,036                 5,051
     Intercompany transactions                                  10                   (22)                  (24)
     Merger related costs and adjustments                  (18,755)                   --                    --
       (net of tax benefits)
                                                      ------------           -----------           -----------
                                                      $      2,823           $    29,567           $    26,383
                                                      ============           ===========           ===========

         In connection with the merger, approximately $3.6 million of merger expenses were incurred and have been charged to interest and other income (expense) during the third quarter of fiscal 1994. These nonrecurring expenses include investment banking fees of $2.6 million, legal and accounting fees of $0.6 million and other miscellaneous expenses of $0.4 million.

         Also in connection with the merger, the Company recorded integration costs in the third quarter of fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel. Included in such integration costs are building lease termination fees and moving costs in connection with redundant facilities, employee severance, relocation expenses, and the write-off of leasehold improvements and assets impaired as a direct result of the merger. The balance in these reserves of $12.5 million is included in Accrued and other liabilities on the balance sheet at June 30, 1994.

         Rhetorex, Inc.

         In March 1993, the Company issued the equivalent of 346,218 shares of its Common Stock in exchange for all of the outstanding capital stock of Rhetorex, Incorporated (Rhetorex), which has been accounted for as a pooling of interests. In addition the Company assumed Rhetorex stock options which represent options to purchase 3,779 shares of the Company's Common Stock subsequent to the transaction. Rhetorex designs and manufactures high performance voice processing components and software for personal computers. The acquisition was accounted for under the pooling of interests method and, accordingly, the Company's consolidated financial statements and financial data have been restated to include the accounts and operations of Rhetorex for all periods presented.

         Compass Technology, Inc.

         Effective August 12, 1992, the Company consummated a business combination with Compass Technology, Inc. which has been accounted for as a pooling of interests. Compass develops and markets voice processing applications software for PC-based systems. To effect the combination, approximately 460,000 shares of common stock were issued in exchange for substantially all equity securities of Compass. The net assets of Compass amounted to $0.5 million at June 30, 1992. The effect of this pooling was immaterial to the operations of the Company and accordingly, prior years' financial statements were not restated.

5.       BUSINESS COMBINATION -- PURCHASE METHOD

         On October 21, 1992, the Company acquired Tigon Corporation (now Octel Network Services ("ONS")) from Ameritech. ONS is an independent provider of voice processing and networking services primarily in the U.S. The purchase price of $12 million was paid in cash. The acquisition was accounted for as a purchase and the results of ONS' operations were combined with those of the Company from the date of acquisition. Goodwill of $7.5 million, representing the excess of acquisition cost, including reserves for certain acquisition related expenses, over the $10.3 million estimated fair value of the net assets acquired, was recorded at the date of acquisition, prior to the adoption of SFAS No. 109. As discussed in Note 13 below, the assets and liabilities assumed in the acquisition of ONS were remeasured in connection with the adoption of SFAS No. 109 by the Company. The gross balance of goodwill at June 30, 1994 was $2.1 million, which reflects the change for the SFAS No. 109 remeasurement and the final purchase price allocation adjustment of $1.3 million made prior to the end of the one year anniversary date of the acquisition. Amortization expense for fiscal 1994 and 1993 was $0.3 million and $0.1 million respectively. Accumulated amortization at June 30, 1994 and 1993, was $0.4 million and $0.1 million, respectively.

6.       INVENTORIES

         Inventories consist of (in thousands):

                                                                                              June 30,
                                                                                  --------------------------------
                                                                                        1994             1993
                                                                                  ---------------  ---------------

                                                                                         -               --
 Finished goods                                                                    $    5,864       $    6,407
 Work-in-process                                                                       12,248           11,625
 Raw materials                                                                         10,808           10,367
                                                                                   ----------       ----------
     Total inventories                                                             $   28,920       $   28,399
                                                                                   ==========       ==========

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of (in thousands):

                                                                                              June 30,
                                                                                  --------------------------------
                                                                                       1994             1993
                                                                                  -----------      --------------
 Computers and electronic equipment                                               $    85,545      $    60,192
 Land and buildings                                                                    40,871           15,678
 Other machinery and equipment                                                         11,780            9,604
 Furniture and fixtures                                                                14,317           11,693
 Leasehold improvements                                                                 6,867            5,554
                                                                                  -----------      -----------
     Total                                                                            159,380          102,721
 Accumulated depreciation and amortization                                            (64,304)         (48,788)
                                                                                  -----------      -----------
         Property, plant and equipment, net                                       $    95,076      $    53,933
                                                                                  ===========      ===========

8.       ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities consist of (in thousands):

                                                                                              June 30,
                                                                                  --------------------------------
                                                                                       1994             1993
                                                                                  -----------      --------------
 Integration reserves                                                              $   12,516       $       --
 Unearned revenue and deposits                                                          9,240            5,508
 Amounts due to distributors                                                            3,595            4,144
 Warranty reserve                                                                       2,956            2,538
 Reserves for acquisition related expenses                                              4,817            5,729
 Other                                                                                 11,536            9,770
                                                                                  -----------      -----------
         Accrued and other liabilities                                            $    44,660      $    27,689
                                                                                  ===========      ===========


         Other liabilities primarily consist of property and sales taxes, deferred taxes, amounts due to direct customers and other liabilities.

9.       LINE OF CREDIT

         Effective June 1994, the Company obtained a $30 million bank revolving line of credit which also allows the Company to obtain standby letters of credit. Borrowings under the line are unsecured and bear interest at an adjusted LIBOR rate plus one and one-quarter percent. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of June 30, 1994. The line expires in June 1996.

10.      STOCKHOLDERS' EQUITY

         In July 1990, the Company's Board of Directors approved a common shares rights agreement and declared a dividend distribution, payable to stockholders of record on August 15, 1990, of one Common Stock purchase right for each outstanding share of its Common Stock. Initially, each right entitles the stockholder to buy one newly issued share of the Company's Common Stock at an exercise price of $80. The rights become exercisable (unless postponed by action of the disinterested directors) on the earlier of: (1) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 21% or more of the outstanding Common Stock or (2) ten days following the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 21% or more of the Company's outstanding Common Stock.

         If the Company is acquired in a merger or other business combination transaction without approval by the Company's Board of Directors, each right not held by the acquiring person would entitle its holder to purchase $160 worth of the common stock of the acquiring company for $80. If any person or group acquires 21% or more of the Company's Common Stock without approval by the Company's Board of Directors, each right not held by the acquiring person would entitle its holder to purchase $160 worth of the Company's Common Stock for $80.

         The rights are redeemable at the Company's option for $0.01 per right. Additionally, the exercise price, number of rights and number of common shares that may be acquired are subject to adjustment from time to time to prevent dilution. The rights expire on July 31, 2000. At June 30, 1994 substantially all shares of Common Stock are subject to this agreement.

         Common Stock

         During the second quarter of fiscal 1992, a stock repurchase plan was approved by the Board of Directors whereby the Company may repurchase such shares of its Common Stock on the open market as may reasonably be required for exercises under the 1985 Incentive Stock Option Plan and issuances under the 1987 Employee Stock Purchase Plan. During fiscal 1994, fiscal 1993 and fiscal 1992, the Company repurchased 232,000 shares, 603,951 shares and 110,000 shares, respectively. Average prices paid during these periods (exclusive of any put warrant proceeds) were $25 per share, $22 per share and $24 per share, respectively. As of June 30, 1994, all of the repurchased shares have been reissued under employee stock plans.

         During fiscal 1993, in connection with its stock repurchase plan, the Company sold put warrants in a series of private placements, with the intention of reducing the cost of the stock repurchase plan. The put warrants entitle the holder to sell one share of common stock to the Company for each warrant held, at a specified price, if the holder exercises the warrant. The activity for fiscal 1994 and 1993 is summarized as follows:

                                                                   Put Warrants Outstanding
                                                --------------------------------------------------------------
                                                     Cumulative            Number of            Potential
                                                 Proceeds Received         Warrants             Obligation
                                                --------------------    ---------------    -----------------
 June 30, 1992                                               --                   --                    --
     Sales                                           $  977,000              500,000       $    11,043,000
     Expirations                                             --             (200,000)           (3,750,000)
                                                   ------------          -----------      ----------------

 June 30, 1993                                          977,000              300,000             7,293,000
     Exercises                                               --             (200,000)           (5,143,000)
     Expirations                                             --             (100,000)           (2,150,000)
                                                   ------------          -----------      ----------------
 June 30, 1994                                      $   977,000                   --                   --
                                                   ============          ===========      ================

         In July 1994, the Company's Board of Directors approved the repurchase of up to an additional 3.5 million shares of its Common Stock over a period of approximately two years. As of September 10, 1994, the Company repurchased 125,000 shares of its Common Stock at an average price of $21 (unaudited). In connection with the repurchase program, in August 1994 the Company sold 683,000 put warrants for total proceeds of $1,143,000 (unaudited). If all of the put warrants are exercised the obligation will be $16,253,000 (unaudited).

         In November 1993, the Company increased the number of shares of Common Stock reserved for issuance under its 1987 Employee Stock Purchase Plan from 1,000,000 to 1,250,000. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at the lower of 85% of the fair market value of the Common Stock as of the date of grant (first day of an offering period, or for newly hired employees, the date their participation begins) or the last day of the six-month offering period. In fiscal 1994, 327,000 shares were purchased at an average price of $15.98 (252,000 in fiscal 1993 at an average price of $16.04 and 198,000 in fiscal 1992 at an average price of $17.08).

         In November 1993, the Company increased the number of shares of Common Stock reserved for issuance under its 1985 Incentive Stock Plan from 6,300,000 to 7,300,000, and increased the number again in March 1994 from 7,300,000 to 9,600,000. In addition, the Company has reserved 200,000 shares of Common Stock for issuance under the Directors' Stock Option Plan. Under the plans, stock options may be granted to employees, consultants and directors to purchase Common Stock at not less than fair market value at the date of grant. Options become exercisable as determined by the Board of Directors, generally over five years. However, options granted after June 1, 1994 become exercisable over four years. Options granted before November 1988 expire ten years from date of grant, while those granted after that date expire five and one-half years from date of grant, or within six months after becoming fully exercisable, whichever is sooner. At June 30, 1994, a total of 5,840,239 shares were subject to outstanding options and 1,393,720 shares were available for future grant under the plans.

         In June 1994, the Board of Directors approved a repricing of stock options for certain employees, excluding senior management and officers. The employees have the option of either maintaining their existing options or canceling any options with exercise prices greater than $17.25 and receiving new options representing 90% of the options being cancelled. The new options' vesting commencement date will be reset to June 22, 1994 and the new options will vest at the rate of 25% each year over four years. The options expire in five and one-half years. The vested options may only be exercised when the fair market value of the Company's Common Stock equals or exceeds the original option exercise price; however, after five years and three months from June 22, 1994, the options may be exercised regardless of the fair market value of the Company's Common Stock for up to three months. Options for up to 1,574,717 shares were qualified for the repricing. Under this repricing, options for approximately 1,348,000 shares were cancelled and options for approximately 1,209,000 shares were granted. Activity under the repricing is not reflected in the table below.

         In October 1990, the Board of Directors authorized a restricted stock purchase of 60,000 shares for $.001 per share by an individual who was an officer of the Company. Deferred compensation, representing the difference between $.001 per share and the fair market value of the shares at the date of issuance, was amortized over the three-year vesting period. In fiscal 1994, 1993 and 1992, $55,000, $216,000, and $218,000 of deferred compensation was amortized, respectively.

         In conjunction with the VMX merger, the Company assumed two VMX stock option plans: the 1989 VMX, Inc. Incentive Stock Option Plan and the OPCOM 1982 Incentive Stock Option Plan. Information with respect to these two plans has been included in the stock option table below. VMX's Nonstatutory Stock Option Plan was terminated upon consummation of the merger.

Information regarding outstanding stock options is as follows:

                                                                  Shares       Price Per Share         Total
                                                                ----------    ----------------     -------------
 Outstanding at June 30, 1991                                    3,492,222      $.05 - 28.15        $ 35,290,579
     Granted                                                     1,116,173       .75 - 36.25          22,365,414
     Cancelled                                                    (169,460)      .75 - 36.26          (1,857,796)
     Exercised                                                    (443,127)      .75 - 24.25          (4,047,162)
                                                                 ---------      ------------       -------------
 Outstanding at June 30, 1992                                    3,995,808      $.05 - 36.25          51,751,035
     Granted                                                     2,022,418     11.25 - 27.25          43,628,690
     Cancelled                                                    (314,800)      .75 - 36.25          (4,964,760)
     Exercised                                                    (377,163)      .50 - 22.88          (3,577,452)
                                                                ----------      ------------       -------------
 Outstanding at June 30, 1993                                    5,326,263      $.05 - 36.25          86,837,513
     Granted                                                     3,535,440     17.20 - 50.00          93,087,356
     Cancelled                                                    (897,690)     2.50 - 36.25         (20,987,482)
     Exercised                                                    (825,595)      .05 - 25.00         (11,386,983)
                                                                ----------      ------------       -------------
 Outstanding at June 30, 1994                                    7,138,418      $.05 - 50.00        $147,550,404
                                                                ==========      ============        ============

At June 30, 1994, options to purchase 1,484,001 shares were exercisable. At June 30, 1994, all repurchase rights under the restricted stock purchase agreements entered into with employees had expired.

At June 30, 1994, the Company has reserved shares of Common Stock for issuance as follows:

 Issuance under Incentive Stock Plan and Directors' Stock Option Plan                                8,356,169
 Issuance under Employee Stock Purchase Plan                                                               867
                                                                                                     ---------
                                                                                                     8,357,036
                                                                                                     =========

11.      RELATED PARTY TRANSACTIONS

         During fiscal 1994, 1993 and 1992 the Company had sales of approximately $28.4 million, $23.6 million and $21.7 million, respectively, to companies in which certain members of the Company's Board of Directors are also officers and to a company that owned approximately 6.5 percent of the Company's Common Stock at June 30, 1994. Amounts due from these companies at June 30, 1994 and 1993 were $2.2 million and $8.6 million, respectively.

12.      INTEREST AND OTHER INCOME (EXPENSE)

         Interest and other income (expense) consist of (in thousands):

                                                                        1994             1993             1992
                                                                      ---------         --------         --------
 Interest and investment income                                      $    3,216        $  3,915         $  6,329
 Gain (loss) on sale of short-term investments, net                        (11)           1,276              947
 Interest expense                                                         (267)             (56)            (205)
 Foreign exchange gains (losses), net                                     (370)             210             (243)
 Merger expenses                                                        (3,592)            (439)              --
 Other expense, net                                                       (446)            (612)            (232)
                                                                      --------         --------         --------
       Total interest and other income (expense)                     $   (1,470)       $  4,294        $   6,596
                                                                     =========         ========         ========

         Cash payments for interest were $0.3 million, $0.1 million and $0.2 million, in fiscal 1994, 1993 and 1992, respectively.

13.      INCOME TAXES

         Effective July 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method under APB No. 11. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns, and were measured at the tax rate in effect in the year the difference originated.

         As permitted by SFAS No. 109, the Company elected to record the cumulative effect of adopting this pronouncement as a change in accounting principle as of July 1, 1992, the result of which was a reduction in fiscal 1993 net income of $0.1 million. This charge represents the writedown of net deferred tax assets and liabilities from the tax rates in effect when they arose to current statutory tax rates.

         In accordance with the provisions of SFAS No. 109, the assets acquired and liabilities assumed in the purchase of ONS in October 1992 were remeasured. The result of applying SFAS No. 109 to the purchase of ONS was to recognize deferred tax assets and deferred tax liabilities for the future tax consequences of the deductible and taxable temporary differences between the assigned fair values of the assets and liabilities and the tax bases. In addition, a deferred tax asset has been recognized for the tax benefit of ONS' net operating loss carryforwards existing at the date of acquisition. A valuation allowance was recognized to reduce the deferred tax asset to the amount more likely than not to be realized. Goodwill, originally recorded, was reduced by $6.8 million to the difference between the purchase price and the values assigned to identifiable assets and liabilities, including deferred tax assets (net of valuation allowance) and deferred tax liabilities. In fiscal 1994, the final purchase price allocation adjustment was made (see Note 5) which had the effect of increasing deferred tax assets by approximately $0.9 million.

         As of June 30, 1994, the Company had net operating loss carryforwards of $11.8 million, resulting from the acquisition of ONS, that expire beginning in fiscal 1997 and ending in fiscal 2001. As mentioned above, a valuation allowance of $3.6 million has been recognized to offset the deferred tax assets related to those carryforwards by the tax effect of the amount of the net operating loss carryforwards which are not likely to be utilized. If realized, the tax benefit for those reserved items will be applied first to reduce the remaining goodwill associated with the acquisition.

         The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                                              June 30,
                                                                                   ---------------------------
                                                                                      1994             1993
                                                                                   ----------        ---------
 Deferred Tax Assets:
     Reserves and accrued liabilities                                               $  12,583         $  6,643
     Net operating loss carryforwards acquired in purchase
          business combination                                                          4,966            5,443
     Accumulated depreciation                                                           4,522            3,772
     Accrued vacation                                                                   1,375              590
     Accounts receivable allowance                                                      1,012              812
     Accrued commissions and compensation                                                 492              153
     Tax credit carryforwards                                                           1,634            2,043
     Inventory capitalization                                                             577              418
     Profit in inventory                                                                   --              241
     Spare parts inventory                                                                 --              311
     Other                                                                                724              262
                                                                                   ----------       ----------
         Total gross deferred tax assets                                               27,885           20,688
         Valuation allowance                                                           (3,637)          (6,947)
                                                                                   ----------       ----------
         Deferred tax assets                                                           24,248           13,741
                                                                                   ----------       ----------
 Deferred Tax Liabilities:
     Deferred revenue                                                                  (3,524)          (5,685)
     Profit in inventory                                                                 (715)              --
     Amortization of spare parts inventory                                             (2,781)            (158)
     State taxes                                                                         (523)            (246)
     Amortization of purchased software                                                  (752)            (562)
     Other                                                                               (398)            (444)
                                                                                   ----------       ----------
         Total gross deferred tax                                                      (8,693)          (7,095)
                                                                                   ----------       ----------
         Net deferred tax asset                                                    $   15,555        $   6,646
                                                                                   ==========        =========

         At June 30, 1994, a net current deferred tax asset of $7.5 million and a net long-term deferred tax asset of $8.1 million have been included in the balance sheet captions "Prepaid Expenses and other" and "Deposits and other assets," respectively. At June 30, 1993, a net current deferred tax liability of $1.0 million and a net long-term deferred tax asset of $7.6 million have been included in the balance sheet captions "Accrued and other liabilities" and "Deposits and other assets," respectively.

         Income before income taxes and cumulative effect of accounting change includes the following components:

                                                                   1994             1993             1992
                                                               -----------      -----------      ----------
 Income before income taxes and cumulative effect
     of accounting change:
         Domestic                                              $   14,375       $   39,684       $   34,107
         Foreign                                                    2,968            1,732            2,015
                                                               ----------       ----------       ----------
             Total                                             $   17,343       $   41,416       $   36,122
                                                               ==========       ==========       ==========

         The provision for income taxes, attributable to income before income taxes and cumulative effect of accounting change, consists of:

                                                                   1994             1993             1992
                                                               ----------       -----------      -----------
 Income tax provision (benefit)
     Current:
         Federal                                                $   8,123        $    6,210      $    9,657
         State                                                      3,313             2,148           2,956
         Foreign                                                    1,454             1,274             692
                                                                ---------        ----------       ---------
             Total current                                         12,890             9,632          13,305
                                                                ---------        ----------       ---------
     Deferred:
         Federal                                                   (7,980)            1,773          (3,059)
         State                                                     (1,110)              329            (507)
                                                                ---------        ----------       ---------
             Total deferred                                        (9,090)            2,102          (3,566)
                                                                ---------        ----------       ---------
 Provision for income taxes                                     $   3,800        $   11,734       $   9,739
                                                                =========        ==========       =========

         The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                             1994         1993         1992
                                                                             ----         ----         ----
 Statutory federal income tax rates                                          35.0%        34.0%        34.0%
 State income and franchise taxes net of federal income tax effect            8.2          4.6          5.1
 Research tax credits                                                        (8.3)          --         (2.8)
 Tax exempt income                                                           (4.1)        (1.0)        (1.6)
 Foreign Sales Corporation                                                   (4.7)        (2.8)        (2.4)
 Net operating loss carryforwards                                            (6.0)        (5.7)        (4.7)
 Other                                                                        1.8         (0.8)        (0.6)
                                                                           ------       ------      -------
      Total effective rate                                                   21.9%        28.3%        27.0%
                                                                           ======        =====       ======

         Cash payments for income taxes were $5.8 million, $13.1 million and $6.7 million in fiscal 1994, 1993 and 1992, respectively.

14.      LEASES

         Manufacturing and administrative facilities are leased under operating leases through 2000 with certain renewal options. At June 30, 1994, future minimum annual payments under operating leases are as follows (in thousands):

                                    1995                                                          $   9,923
                                    1996                                                              6,611
                                    1997                                                              4,965
                                    1998                                                              4,074
                                    1999                                                              2,574
                                    Thereafter                                                          942
                                                                                                 ----------
                                           Total minimum lease payments                          $   29,089
                                                                                                 ==========


         Rent expense was $12.3 million, $11.2 million and $9.6 million in fiscal 1994, 1993 and 1992, respectively.

         Capital leases included in property and equipment and long-term obligations in the consolidated balance sheet are not material. Future obligations under those leases total $1.3 million.

15.      EXPORT SALES

         Export revenues to nonaffiliated customers primarily in Canada and Europe, and to a lesser extent in Japan, South America, Australia, New Zealand and China, aggregated $97.4 million in fiscal 1994. Export revenues were $80.7 million and $58.7 million in fiscal 1993 and 1992, respectively.

16.      LITIGATION

         In April 1992, the Company filed suit, in California, against Theis Research, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents. In May 1993, two other manufacturers of voice mail equipment, Boston Technology and Northern Telecom, filed suit in California for declaratory judgment that their products do not infringe the same Theis patents at issue in the Company suit. In June 1993, the California court consolidated the action filed by these two other manufacturers with the Company suit and Theis filed a counterclaim for infringement against, among others, one of the Company's telephone company customers, Pacific Telesis. This customer tendered defense of this action to various of its vendors, including the Company. As a result of these actions, the California case involved counterclaims by Theis against the Company, Boston Technology, Northern Telecom, AT&T, Digital Sound and possibly other vendors of voice mail products and Pacific Telesis, a customer of the Company, and most of the other manufacturers of voice mail products. In August 1993, the court severed trial of the counterclaims against all defendants except the Company, Northern Telecom and Boston Technology. In December 1993, the court granted the Company's motion for summary judgment of noninfringement of one of the four remaining patents asserted against the Company. Theis subsequently dismissed its counterclaim against Boston Technology in exchange for a license of its patents. The Company and Northern Telecom tried the equitable issues of laches and inequitable conduct to the court in February 1994. The court has not yet ruled on the laches issue. In August 1994, the court issued a tentative ruling that the Company and Northern Telecom had not established inequitable conduct by clear and convincing evidence. The court has scheduled further briefing and argument on this issue. Trial of the remaining issues, including infringement of the three remaining patents asserted against the Company and the defense of patent invalidity, commenced on August 22, 1994.

         In January 1994, Gilbarco, Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable.

         The Company believes, based upon information currently available, including consultations with patent counsel, that the Company is not infringing any valid patents of Theis or Gilbarco. The Company will vigorously defend the patent infringement claims and any related claims for compensatory damages.
The Company estimates that legal expenses related to ongoing patent litigation were approximately $2.0 million in fiscal 1994. While litigation is inherently uncertain, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

17.      QUARTERLY RESULTS (unaudited)

         The following table presents unaudited quarterly operating results for each of the Company's eight fiscal quarters in the period ended June 30, 1994.

                                                  First            Second           Third            Fourth
                                                 Quarter           Quarter         Quarter          Quarter
                                             ---------------  ---------------  ---------------  ---------------
                                                            (In thousands, except per share data)
 Fiscal 1994
     Net revenues                             $    91,623       $   100,879     $   97,197        $   116,526
     Gross profit                                  55,337            61,631         57,068             72,533
     Net income (loss)                              5,960             8,467        (11,604)(1)         10,720
     Net income (loss) per common and
        equivalent share                       $     .24        $      .34       $    (.49)(1)     $      .43

 Fiscal 1993
     Net revenues                                  69,116            82,965         85,383            101,014
     Gross profit                                  44,218            51,595         52,380             62,905
     Net income                                     4,324             7,558          7,383             10,302
     Net income per common and
        equivalent share                        $     .18        $      .31       $    .29         $      .42

(1) Includes total nonrecurring charges for the VMX merger and integration costs of $24.1 million ($18.8 million net of taxes). Excluding these charges, net income and net income per common and equivalent share would have been $7.2 million and $.28, respectively.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Octel Communications Corporation

         We have audited the accompanying consolidated balance sheets of Octel Communications Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying Index at Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Octel Communications Corporation and its subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                         KPMG PEAT MARWICK LLP



Palo Alto, California
July 27, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors of the Company required by this
Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 17, 1994, under the heading "Election of Directors--Nominees."

         The information regarding executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of Octel Communications Corporation."

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 17, 1994, under the heading "Executive Compensation."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 17, 1994, under the heading "Security Ownership of Management."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 17, 1994, under the heading "Certain Transactions."


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(A)      1.  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
             SCHEDULES

         See Index to Consolidated Financial Statements at Item 8 on page 29 of this report.

         2.      EXHIBITS

   Exhibit
    Number                          Description
   --------                        -------------
     3.0       Certificate of Incorporation of the Company. (1)
     3.1       Bylaws of the Company. (1)
    10.0*      1985 Incentive Stock Plan, as amended, and forms of Incentive Stock Option Agreement thereunder.
    10.1*      1987 Employee Stock Purchase Plan and form of Subscription Agreement. (7)
    10.2*      1988 Directors' Stock Option Plan and form of Stock Option Agreement. (7)
    10.3*      Fiscal Year 1994 Executive Bonus Plan.

    10.10      Interface  License Agreement  (IMS-Link Interface)  dated December 2,  1983 between  Northern Telecom
               Inc. and the Company. (2)
    10.10A     Interface License Agreement  (Digital Set  Interface) dated March 16, 1990  between Northern  Telecom
               Inc. and the Company. (6)
    10.10B     License Agreement dated February 1, 1989 between Mitel Corporation and the Company. (6)
    10.10C     License Agreement dated August 1, 1990 between ROLM Systems and the Company. (6)
    10.11      Form of  Indemnification Agreement as  entered into by the  Company with its  directors and officers.
               (5)

    10.12      Amended and Restated  Registration Rights Agreement dated March 12, 1987  between the Company and the holders of  Series A, Series B, Series C  and Series D Preferred  Stock, as  amended by  the form  of
               Amendment of Registration Rights Agreement with respect to Initial Public Offering.  (2)
    10.13      Common Stock  Purchase  Agreement  between  the Company  and  Hewlett-Packard  Company  dated  as  of
               August 10, 1988 (including a  Registration Rights Agreement  between the parties attached thereto  as
               Exhibit A). (3)
    10.14      Amendment to  Common Stock  Purchase Agreement dated  as of October 1,  1990 between  the Company and
               Hewlett-Packard Company. (5)
    10.15      Credit  Agreement dated June 30,  1994 between  The First  National Bank  of Boston,  Bank of America
               National Trust and Savings Association and the Company.
    10.16      Common Shares Rights Agreement dated as  of July 25, 1990 between the Company and  Bank of America NT
               & SA. (5)
    10.17*     Executive Officer Employment Letter -- David J. Ladd.  (8)

    11.0       Statement re computation of 1994 per share earnings.
    21.0       Subsidiaries of the Company.
    23.0       Consent of Independent Auditors (KPMG Peat Marwick LLP).
    24.0       Power of Attorney (see page 52).
    27.0       Financial Data Schedule (EDGAR version only).

* Designates management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.


(1) Incorporated by reference to the exhibit filed with the Company's Form 8-B filed with the Securities and Exchange Commission on February 12, 1990.
(2) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-19777), as amended, which became effective February 26, 1988.
(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 1, 1990.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(6) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(7) Incorporated by referenced to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(8) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(B)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K on April 13, 1994 to report the merger of Octel Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, with and into VMX, Inc., a Delaware corporation. VMX, Inc., as the surviving corporation, became a wholly owned subsidiary of the Company.

      The following financial statements of VMX, Inc. were filed with this Report on Form 8-K:

      (i) Audited consolidated balance sheets as of June 30, 1993 and 1992, and the audited consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 1993, 1992 and 1991 (incorporated by reference to VMX's June 30, 1993 annual report on Form 10-K);

      (ii) Unaudited consolidated balance sheets as of December 31, 1993 and 1992 and the unaudited statements of operations, stockholders' equity and cash flows for the three and six (6) month periods ended December 31, 1993 and 1992 (incorporated by reference to VMX's December 31, 1993 quarterly report on Form 10-Q).

(C)      EXHIBITS

         See Item 14(a) above.

(D)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCTEL COMMUNICATIONS CORPORATION


Dated:  September 27, 1994            By:  /s/  GARY A. WETSEL
                                           Gary A. Wetsel,
                                           Chief Financial Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Cohn and Derek S. Daley, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                              Date
                ---------                                     ------                            ------
 /s/  ROBERT COHN                         Chairman of the Board, President and Chief     September 27, 1994
 -------------------------------------    Executive Officer (Principal Executive
 (Robert Cohn)                            Officer)

 /s/  GARY A. WETSEL                      Executive Vice President and Chief             September 27, 1994
 -------------------------------------    Financial Officer
 (Gary A. Wetsel                          (Principal Financial Officer)

 /s/  HERZEL ASHKENAZI                    Controller                                     September 27, 1994
 -------------------------------------    (Principal Accounting Officer)
 (Herzel Ashkenazi

 /s/  ANSON M. BEARD, JR.                 Director                                       September 27, 1994
 -------------------------------------
 (Anson M. Beard, Jr.)

                                          Director
 -------------------------------------
 (Leo J. Chamberlain)

 /s/  DEBORAH A. COLEMAN                  Director                                       September 27, 1994
 -------------------------------------
 (Deborah A. Coleman)

 /s/  JOHN FREIDENRICH                    Director                                       September 27, 1994
 -------------------------------------
 (John Freidenrich)

 /s/  ROBERT C. HAWK                      Director                                       September 27, 1994
 -------------------------------------
 (Robert C. Hawk)

 /s/  NATHANIEL de ROTHSCHILD             Director                                       September 27, 1994
 -------------------------------------
 (Nathaniel de Rothschild)

 /s/  DAG TELLEFSEN                       Director                                       September 27, 1994
 -------------------------------------
 (Dag Tellefsen)

                        OCTEL COMMUNICATIONS CORPORATION

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                                                                    Amount at Which
                                                                                                   Each Portfolio of
                                        Number of                                                   Equity Security
                                     Shares or Units-                        Market Value           Issues and each
                                        Principal                               of Each             Other Security
        Name of Issuer and           Amount of Bonds       Cost of             Issue at            Issue Carried at
        Title of Each Issue             and Notes         Each Issue         June 30, 1994         June 30, 1994(1)
    ------------------------       -----------------   ----------------     ---------------       -----------------
 BALANCES AT JUNE 30, 1994:
 U.S. Treasury Bills/Notes (2)      $     9,535,000     $     9,728,000     $     9,222,000       $     9,322,000
                                    ===============     ---------------     ---------------       ---------------
 Municipal Notes/Bonds(3)                57,710,000          58,909,000          58,252,000            59,141,000
                                    ===============     ---------------     ---------------       ---------------
 Total at June 30, 1994                                 $    68,637,000     $    67,474,000       $    68,463,000
                                                        ===============     ===============       ===============


(1)  Includes accrued income.
(2)  Includes six different issues.
(3)  Includes 33 different issues, each less than 2% of total assets.

                        OCTEL COMMUNICATIONS CORPORATION

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                PARTIES, UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

                                         Balance at
                                         Beginning                                                  Balance at End
               Name                      of Period            Additions         Collections            of Period
           -----------                  ------------        ------------       -------------        --------------
 Year Ended June 30, 1992:
   Stephen Ciesinski (1)                 $   400,000         $       --          $       --            $   400,000
   Douglas Chance (2)                        400,000                 --                  --                400,000
                                         -----------        -----------         -----------           -----------
   Total for Year Ended
   June 30, 1992                         $   800,000        $        --         $        --           $   800,000
                                         ===========        ===========         ===========           ===========
 Year Ended June 30, 1993:
   Stephen Ciesinski (1)                 $   400,000        $        --         $   400,000           $        --
   Douglas Chance (2)                        400,000                 --              67,000               333,000
                                         -----------        -----------         -----------           -----------
   Total for Year Ended
   June 30, 1993                         $   800,000        $        --         $   467,000           $   333,000
                                         ===========        ===========         ===========           ===========
 Year Ended June 30, 1994:
   Douglas Chance (2)                    $   333,000        $        --         $   333,000           $        --
   David Ladd (3)                                 --            100,000                  --               100,000
   Dennis McGinn (4)                              --            400,000             400,000                    --
                                         -----------        -----------         -----------           -----------
   Total for Year Ended
   June 30, 1994                         $   333,000        $   500,000         $   733,000           $   100,000
                                         ===========        ===========         ===========           ===========


(1) Consisted of two notes receivable. The first note for $40,000 was unsecured and was due in fiscal 1993. The note bore interest at the lower of the applicable federal rate (AFR) or California maximum rate. The note was forgivable in fiscal 1993. The second note for $360,000 was secured by a deed of trust, and was due in fiscal 1996. The note was forgivable over four years beginning in fiscal 1993. Interest on both notes is forgivable annually. Forgiveness of principal and interest for both notes was based upon the borrower meeting certain conditions of employment. During fiscal 1993, $100,000 of the principal of the notes was forgiven per the terms of the notes. Mr. Ciesinski left the Company prior to the end of fiscal 1993, at which time $300,000 in cash was collected for the balance.

(2) Consisted of a note fully secured by a deed of trust. The note bore interest at a rate of 8.78% and was forgivable over four years beginning in fiscal 1993. Interest was forgivable annually. Forgiveness of principal and interest for the note was based upon the borrower meeting certain conditions of employment. During fiscal 1994, $33,000 of the principal of the notes was forgiven per the terms of the note. Mr. Chance left the Company prior to the end of fiscal 1994, at which time $300,000 of the principal of the note was forgiven.

(3) Consists of a note secured by 8,000 shares of Octel Common Stock. The note bears interest at the prime rate plus 1 percent. Interest is payable quarterly, with the principal due November 15, 1998. Should Mr. Ladd leave the Company for any reason, all accrued interest and principal may be declared immediately due.

(4) Consisted of a note fully secured by a deed of trust. The note bore interest at the rate of 5.8 percent and was forgivable over four years beginning in fiscal 1996. The Company agreed to grant an annual bonus equal to the amount of interest payable under the note. Forgiveness of principal and interest for the note was based upon the borrower meeting certain conditions of employment. Mr. McGinn left the Company prior to the end of fiscal 1994, at which time $400,000 of the principal of the note was forgiven.

                        OCTEL COMMUNICATIONS CORPORATION

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                               Balance at                                                 Balance
                                                Beginning          Additions                               at End
              Classification                    of Period           at Cost           Retirements        of Period
  ---------------------------------------   -----------------  -----------------   -----------------  ----------------
               In Thousands
 Year ended June 30, 1992
    Computers and electronic equipment       $     25,759         $    11,478         $      312        $    36,925
    Land and buildings                              --                  --                 --                 --
    Other machinery and equipment                  11,609               1,538                339             12,808
    Furniture and fixtures                          9,462                 992                 76             10,378
    Leasehold improvements                          4,651                 839              --                 5,490
                                              -----------          ----------          ---------        -----------
                                              $    51,481          $   14,847          $     727        $    65,601
                                              ===========          ==========          =========        ===========

 Year ended June 30, 1993
    Computers and electronic equipment        $    36,925          $   24,670          $   1,403         $   60,192
    Land and buildings                              --                 15,678              --                15,678
    Other machinery and equipment                  12,808               1,093              4,297              9,604
    Furniture and fixtures                         10,378               1,435                120             11,693
    Leasehold improvements                          5,490                 127                 63              5,554
                                              -----------          ----------          ---------        -----------
                                              $    65,601          $   43,003          $   5,883        $   102,721
                                              ===========          ==========          =========        ===========


 Year ended June 30, 1994
    Computers and electronic equipment        $    60,192          $   28,211          $   2,858       $     85,545
    Land and buildings                             15,678              25,193              --                40,871
    Other machinery and equipment                   9,604               2,940                764             11,780
    Furniture and fixtures                         11,693               3,214                590             14,317
    Leasehold improvements                          5,554               1,666                353              6,867
                                              -----------          ----------          ---------        -----------
                                              $   102,721          $   61,224          $   4,565        $   159,380
                                              ===========          ==========          =========        ===========

                        OCTEL COMMUNICATIONS CORPORATION

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                      Balance at      Charged to                         Balance
                                                       Beginning       Cost and                          at End
                  Classification                       of Period        Expense       Retirements       of Period
 ------------------------------------------------   --------------  --------------   --------------  --------------
                   In Thousands
 Year ended June 30, 1992
    Computers and electronic equipment               $     14,797      $    6,710      $      235       $   21,272
    Land and buildings                                       --              --              --               --
    Other machinery and equipment                           8,734           1,522             299            9,957
    Furniture and fixtures                                  3,854           1,878              24            5,708
    Leasehold improvements                                  1,994             975            --              2,969
                                                       ----------      ----------      ----------       ----------
                                                       $   29,379      $   11,085      $      558       $   39,906
                                                       ==========      ==========      ==========       ==========
 Year ended June 30, 1993
    Computers and electronic equipment                 $   21,272       $   9,881      $    1,031       $   30,122
    Land and buildings                                       --              --              --               --
    Other machinery and equipment                           9,957           1,291           4,278            6,970
    Furniture and fixtures                                  5,708           2,145             161            7,692
    Leasehold improvements                                  2,969           1,048              13            4,004
                                                       ----------      ----------      ----------       ----------
                                                       $   39,906      $   14,365      $    5,483       $   48,788
                                                       ==========      ==========      ==========       ==========
 Year ended June 30, 1994
    Computers and electronic equipment                 $   30,122      $   13,120      $    1,402       $   41,840
    Land and buildings                                       --              --              --               --
    Other machinery and equipment                           6,970           1,690             780            7,880
    Furniture and fixtures                                  7,692           1,947             201            9,438
    Leasehold improvements                                  4,004           1,279             137            5,146
                                                       ----------      ----------      ----------       ----------
                                                       $   48,788      $   18,036      $    2,520       $   64,304
                                                       ==========      ==========      ==========       ==========

                        OCTEL COMMUNICATIONS CORPORATION

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at                                                   Balance
                                            Beginning           Charged to                                at End
              Description                   of Period            Expenses          Deductions           of Period
      --------------------------         --------------     ---------------    ----------------     ----------------
 Year ended June 30, 1992:
    Allowance for doubtful accounts      $    2,079,000     $    1,213,000     $       615,000      $     2,677,000
    Warranty                                  1,882,000          3,434,000           2,940,000            2,376,000

 Year ended June 30, 1993:
    Allowance for doubtful accounts      $    2,677,000     $      515,000     $       827,000      $     2,365,000
    Warranty                                  2,376,000          4,119,000           3,957,000            2,538,000


 Year ended June 30, 1994:
    Allowance for doubtful accounts      $    2,365,000     $      607,000     $       307,000       $    2,665,000
    Warranty                                  2,538,000          3,393,000           2,975,000            2,956,000

                                                                    Exhibit 23.0

                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Octel Communications Corporation

      We consent to incorporation by reference in the registration statements Nos. 33-22121, 33-33568 and 33-38888 on Form S-3 and Nos. 33-26343, 33-49046
and 33-56510 on Form S-8 of Octel Communications Corporation and subsidiaries of our report dated July 27, 1994, relating to the consolidated balance sheets of Octel Communications Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1994, and all related schedules, which report appears in the Octel Communications Corporation Annual Report on Form 10-K for fiscal year 1994.

                                          KPMG PEAT MARWICK LLP



Palo Alto, California
September 26, 1994

                               INDEX TO EXHIBITS

       Exhibit
       Nummber                                              Description                                             Page
     -----------   -----------------------------------------------------------------------------------------       ------
         3.0       Certificate of Incorporation of the Company. (1)
         3.1       Bylaws of the Company. (1)
        10.0*      1985  Incentive Stock Plan,  as amended,  and forms  of Incentive Stock  Option Agreement thereunder.
        10.1*      1987 Employee Stock Purchase Plan and form of Subscription Agreement. (7)
        10.2*      1988 Director's Stock Option Plan and form of Stock Option Agreement. (7)
        10.3*      Fiscal Year 1994 Executive Bonus Plan.
        10.10      Interface  License Agreement (IMS-Link Interface) dated December 2, 1983 between Northern
                   Telecom Inc. and the Company. (2)
        10.10A     Interface  License  Agreement  (Digital  Set  Interface)  dated  March 16,  1990  between
                   Northern Telecom Inc. and the Company. (6)
        10.10B     License Agreement dated February 1, 1989 between Mitel Corporation and the Company. (6)
        10.10C     License Agreement dated August 1, 1990 between ROLM Systems and the
                   Company. (6)
        10.11      Form of Indemnification Agreement  as entered into by the Company with  its directors and officers. (5)
        10.12      Amended  and  Restated Registration  Rights Agreement  dated  March 12, 1987  between the
                   Company and the holders of Series A, Series B, Series C  and Series D Preferred Stock, as
                   amended  by  the form  of  Amendment of  Registration  Rights Agreement  with  respect to
                   Initial Public Offering. (2)
        10.13      Common Stock Purchase Agreement between the Company and Hewlett-Packard  company dated as of  August  10,  1988 (including  a  Registration Rights  Agreement  between  the parties attached thereto as Exhibit A). (3)
        10.14      Amendment  to Common Stock  Purchase Agreement  dated as  of October 1, 1990  between the
                   Company and Hewlett-Packard Company. (5)
        10.15      Credit Agreement  dated June 30, 1994 between The First  National Bank of Boston, Bank of
                   America National Trust and Savings Association and the Company.
        10.16      Common Shares Rights Agreement dated  as of July 25, 1990 between the Company and Bank of
                   America NT & SA. (4)
        10.17*     Executive Officer Employment Letter -- David J. Ladd.  (8)
        11.0       Statement re computation of 1994 per share earnings.
        21.0       Subsidiaries of the Company.
        23.0       Independent Auditors' Consent (KPMG Peat Marwick LLP)
        24.0       Power of Attorney (see page 52).
        27.0       Financial Data Schedule (EDGAR version only).

__________________
* Designates management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.
(1) Incorporated by reference to the exhibit filed with the Company's Form 8-B filed with the Securities and Exchange Commission on February 12, 1990.
(2) Incorporated by reference to the exhibit filed with the Company Registration Statement on Form S-1 (No.33-197777), as amended, which became effective February 26, 1988.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 1, 1990.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(6) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(8) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.