Form 10-Q
period 1994-09-30
OCTEL COMMUNICATIONS CORP
filed 1994-11-14
CIK 792723

______________________________________________________________


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended
September 30, 1994, or

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

Commission File Number 0-16588

     OCTEL COMMUNICATIONS CORPORATION
_____________________________________________________

(Exact name of registrant as specified in its charter)

	Delaware                       	       77-0029449
	____________________________     	______________________
	(State or other jurisdiction      	(I.R.S. Employer
	of incorporation or               	Identification Number)
	organization)

1001 Murphy Ranch Road
Milpitas, California 95035-7912
(Address of principal executive offices)

Registrant's telephone number, including area code, is
(408)321-2000

__________________

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

	Yes      X      No  _______

	The number of shares outstanding of the registrant's Common Stock on October 31, 1994, was 23,591,287.
__________________________________________________________________

This document consists of 15 pages of which this is Page 1.

OCTEL COMMUNICATIONS CORPORATION

INDEX



                                                    	Page
                                                   	Number
                                                    ______

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

			Condensed Consolidated Balance
			Sheets - September 30, 1994, and
			June 30, 1994	                                       	3

			Condensed Consolidated Statements
			of Income - three months ended
			September 30, 1994, and 1993                        		4

			Condensed Consolidated Statements
			of Cash Flows - three months ended
			September 30, 1994, and 1993	                        	5

			Notes to Condensed Consolidated
			Financial Statements	                                	6


	Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations                             	            	10


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	                            	14

	Item 6.	Exhibits and Reports on Form 8-K	             	14

SIGNATURES		                                           	15









                            -2-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTEL COMMUNICATIONS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, unaudited)

ASSETS
                                            	Sept. 30,       June 30,
	                                              1994        	   1994
                                            	_________       ________
Current assets:
	Cash and equivalents                       	$  17,569      	$  17,889
	Short-term investments                        	52,812         	68,463
	Accounts receivable, net of allowance
		for doubtful accounts of $2,758 at
		September 30, 1994, and $2,665 at
		June 30, 1994                                	79,027         	90,013
	Accounts receivable from related parties       	3,274          	2,159
	Inventories                                   	33,739         	28,920
	Prepaid expenses and other	                    12,930	         13,865
		                                            	_______        	_______
   		Total current assets                     	199,351        	221,309

 Property and equipment, net of accumulated
	 depreciation and amortization of
	 $65,749 at September 30, 1994, and
	 $64,304 at June 30, 1994                    	105,055         	95,076
 Deposits and other assets	                     31,807	         29,743
		                                           	________       	________
   		Total                                   	$336,213       	$346,128
                                           			========       	========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Trade payables                            	$  16,435       $  16,250
	Accrued compensation and employee benefits   	17,579         	25,010
	Income taxes payable                          	2,710          	2,616
	Accrued and other liabilities	                46,889	         44,660
		                                         	_________       	________
   		Total current liabilities                	83,613         	88,536
 Long-term obligations	                           876	          1,400

Stockholders' equity:
	Preferred stock, $.001 par value -
		authorized, 5,000,000 shares; none
		outstanding                                     	--             	--
	Common stock, $.001 par value -
		authorized, 50,000,000 shares;
		outstanding: September 30, 1994,
		23,740,721 shares, and June 30, 1994,
		24,170,344 shares                          	173,335        	174,356
	Retained earnings                            	79,072         	82,736
	Unrealized loss on marketable securities
	 (net of deferred taxes of $289 at
		September 30, 1994, and $330 at
		June 30, 1994)                                	(473)          	(540)
	Accumulated translation adjustments	            (210)	          (360)
		                                          	_________       	________
		Stockholders' equity	                        251,724	        256,192
		                                          	_________       	________
	   	Total                                   	$336,213       	$346,128
                                             =========        ========
See notes to condensed consolidated financial statements.

- - -3-

OCTEL COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Income
(In thousands, except per share amounts, unaudited)


	                                              Three Months Ended
	                                            _______________________
                                            	Sept. 30,	    Sept. 30,
	                                               1994       	  1993
                                             	_______	      ________

Net revenues:
	Systems                                    	$  69,901     	$ 66,302
	Service and license	                           35,844    	   25,321
		                                          	_________     	________
	   	Total net revenues                       	105,745       	91,623

Costs and expenses:
	Cost of systems                               	21,537       	21,419
	Cost of service                               	20,591       	15,364
	Research and development                      	17,538       	13,737
	Selling, general and administrative	           36,581	       34,741
	Non-recurring charge for acquired
		in-process research and development     	      4,725	           --
		                                           	________     	________
	   	Total costs and expenses                  100,972	       85,261
	                                            		_______     	________
Operating income                                	4,773        	6,362
Interest and other income, net	                    841	          848
		                                            	_______      	_______
Income before income taxes                      	5,614        	7,210
Provision for income taxes	                      1,800	        1,250
		                                           	________      	_______
Net income                                   	$  3,814     	$  5,960
                                             	========     	========

Net income per common and
	equivalent share                            	$   0.15     	$   0.24
		                                           	========      	=======

Weighted average number of common shares
		and equivalents used in computation	          25,132	       24,542
		                                            	=======      	=======





See notes to condensed consolidated financial statements.

- - -4-

OCTEL COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, unaudited)


                                 	         Three Months Ended
	                                        ______________________
                                        	Sept. 30,    	Sept. 30,
	                                          1994      	   1993
	                                        ________      	_________

INCREASE (DECREASE) IN CASH AND
	EQUIVALENTS:
Cash flows from operating activities:
	Net income	                             $  3,814      	$  5,960
	Adjustments to reconcile net
		income to net cash used by
		operating activities:
			Depreciation and amortization           	7,329         	6,480
			Amortization of premium on
				marketable securities                     	56            	--
			Deferred income taxes                     	191        	(2,912)
			Deferred compensation                      	--            	55
			Changes in assets and liabilities:
				Accounts receivable                   	10,335           	706
				Inventories                           	(4,615)       	(2,468)
				Prepaid expenses and other              	(507)           	30
				Trade payables                           	277        	(2,333)
				Accrued compensation and
					employee benefits                    	(7,403)       	(2,464)
				Accrued and other liabilities	          1,677	           172
					                                    	_______        	_______
					Net cash provided by operating
						activities	                          11,154	         3,226
						                                   	_______        	_______
Cash flows from financing activities:
	Sales of common stock, net                	1,060           	616
	Repurchases of common stock             	(10,987)       	(5,489)
	Proceeds from sale of financial
		instruments-put warrants                 	1,144            	--
	Repayments of long-term obligations	        (565)	          (86)
						                                   	_______        	_______
					Net cash used by financing
						activities	                          (9,348)	       (4,959)
						                                    	_______       	_______
Cash flows from investing activities:
	Purchases of short-term investments     	(13,645)      	(70,901)
	Sales and maturities of short-term
		investments                             	29,347        	74,857
	Property, plant and equipment additions 	(15,027)       	(8,336)
	Changes in deposits and other assets	     (2,529)	       (3,344)
						                                  	________      	________
					Net cash used for investing
						activities                          	(1,854)       	(7,724)
Effect of exchange rate changes on cash	     (272)	          118
		                                        	_______      	_______
Net decrease in cash and equivalents	        (320)    	   (9,339)
						                                    	_______       	_______
Cash and equivalents:
Beginning of period	                       17,889	        26,576
						                                   	_______       	_______
End of period                            	$17,569	       $17,237
					                                   		=======       	=======


See notes to condensed consolidated financial statements.

- - -5-

OCTEL COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements
(September 30, 1994 and 1993 - Unaudited)


1.	In the opinion of management, the accompanying unaudited
   condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the three months ended September 30, 1994, and 1993.

  	The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

  	Certain fiscal 1994 costs previously reported as selling, general and administrative expenses have been reclassified to cost of service to conform to the fiscal 1995 presentation.

2.	Short-term Investments

  	At September 30, 1994, all short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                            			Unrealized	  Unrealized	 Accrued	 Estimated
		                     Cost    	  Gains  	    Losses   	Interest 	Fair Value
                      ______   __________   __________ ________  __________

  	U.S. Government  	$  9,416   	$   5       	$(472)    	$(146)   	$  8,803
	   securities
	  Municipal notes/
		  bonds	             44,214	     195	        (422)	     (710)	     43,277
		                   	_______    	____	       ______    	______	    _______
	                    	$53,630    	$200       	$(894)	    $(856)    	$52,080
		                    =======    	====       	======    	======    	=======

  	At September 30, 1994, these securities were classified on the balance sheet as follows (in thousands):

  	Cash equivalents 	       	$     124
	  Short-term investments     	 52,812
			                            _______
			                            $52,936
			                            =======

  	The cost and estimated fair value of available-for-sale debt securities as of September 30, 1994, by contractual maturity, consisted of the following (in thousands):


                                                             				Estimated
			                                            Cost           		Fair Value
		                                           	_______	         	__________

  	Due in less than one year                 	$15,739          		$15,467
	  Due in one to three years                  	24,223           		23,652
  	Due thereafter		                            13,668	         	  12,961
		                                           	_______          		_______
	                                           		$53,630	          	$52,080
	                                           		=======	          	=======










- - -6-

OCTEL COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements
(September 30, 1994 and 1993 - Unaudited)


  	For the three months ended September 30, 1994, the Company had $28,209,000 in proceeds from sales of available-for-sale investments, $61,000 of gross realized gains and $48,000 of gross realized losses on those sales and a change in net unrealized holding loss of $67,000 included as a separate component of stockholders' equity.

  	At June 30, 1994, all short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                           			Unrealized  	Unrealized  	Accrued  	Estimated
		                      Cost     Gains     	 Losses  	 Interest  	Fair Value
	                     	______	__________  	__________	 ________	  __________

  	U.S. Government	    $9,803   	$  9	       $(455)    	$(103)     	$ 9,256
	   securities
	  Municipal notes/
		  bonds	             60,598	     17	        (441)    	 (891)     	 59,281
		                   	_______    ____	      ______	     ______     	_______
                    		$70,401    	$26       	$(896)	    $(994)	     $68,537
		                    =======    	===	       ======    	======	     =======

  	At June 30, 1994, these securities were classified on the balance sheet as follows (in thousands):

  	Cash equivalents        		$  1,068
	  Short-term investments	     68,463
		                           	_______
		                           	$69,531
		                           	=======

  	The cost and estimated fair value of available-for-sale debt securities as of June 30, 1994, by contractual maturity, consisted of the following (in thousands):

                                                           					Estimated
 			                                                  Cost    		Fair Value
                                                    _______     __________
  	Due in less than one year                       	$30,991	    	$30,525
	  Due in one to three years                        	24,087	     	23,436
	  Due thereafter	                                 	 15,323	    	 14,576
		                                                 	_______	    	_______
                                                 			$70,401	    	$68,537
                                                 			=======    		=======

- - -7-

OCTEL COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements
(September 30, 1994 and 1993 - Unaudited)

3. Inventories consist of (in thousands):

                                                		Sept. 30,    	June 30,
	                                                 	 1994        	 1994
                                                		________      	_______

  	Finished goods	                                $  6,241     	$  5,864
  	Work-in-process                                 	13,051	       12,248
	  Raw materials	                                   14,447	       10,808
		                                                 _______	      _______
	    	Total inventories	                           $33,739	      $28,920
			                                                =======      	=======

4.	Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock
   Purchase Plan.

5.	Line of credit and letters of credit

  	Effective June 1994, the Company obtained a $30 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of September 30, 1994. The line expires in June 1996.

  	At September 30, 1994, the Company had $2.0 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in yen and U.S. dollars and expire on various dates ranging from October 1994 through April 1995.


6.	Interest and other income, net consists of the following (in thousands):

                                                      		Three Months Ended
		                                                      __________________
	                                                     	Sept. 30,   Sept. 30,
	                                                        1994    	   1993
                                                      	_________  	_________

  	Interest and investment income                     	$   751	    $   945
  	Gain on sale of short-term investments, net	             13        	143
  	Foreign exchange gains (losses), net	                   147	        (45)
	  Other expense	                                          (70)	      (195)
	                                                     	_______     ________
	    	Total interest and other income                 	$   841    	$   848
		                                                    	=======	    ========

- - -8-

OCTEL COMMUNICATIONS CORPORATION
Notes to Condensed Consolidated Financial Statements
(September 30, 1994 and 1993 - Unaudited)


7.	Integration costs

   In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel. The balance in the related reserves of $11.5 million is included in Accrued and other liabilities on the balance sheet at September 30, 1994.

8.	Acquired in-process research and development

   In August 1994, the Company purchased certain intellectual and personal property from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. The in-process technology was expensed in the first quarter of fiscal 1995.













- - -9-

OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
	      	Condition and Results of Operations

NET REVENUES

    	Total net revenues increased to $105.7 million in the first quarter of fiscal 1995, a 15 percent increase from total net revenues of $91.6 million in the first quarter of fiscal 1994. Systems revenues in the first quarter of fiscal 1995 increased to $69.9 million, or 5 percent, from $66.3 million in the same quarter of fiscal 1994. The growth in systems revenue was primarily attributable to the sale of systems to new and existing customers and the sale of upgrades, expansions and new features to existing customers in the Customer Premise Equipment (CPE) and Voice Information Service (VIS) sectors. CPE revenues increased in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 primarily due to an increase in international CPE revenues. VIS revenues for the first quarter of fiscal 1995 increased over the same quarter in fiscal 1994, primarily due to an increase in sales in the domestic market, offset in part by a decrease in sales to the international market. Revenue in future quarters could be affected by the extent and timing of new orders from VIS providers and such orders are typically significant in size and, therefore, could impact the revenue volume and mix in any given quarter.

    	Service and license revenues increased to $35.8 million in the first quarter of fiscal 1995, a 42 percent increase from revenues of $25.3 million in the same quarter of fiscal 1994. In addition, service and license revenues continue to grow as a percentage of total net revenues and accounted for 34 percent of total net revenues for the first quarter of fiscal 1995 as compared to 28 percent in the same quarter of fiscal 1994.
Service and license revenues grew in the first quarter of fiscal 1995 as compared to the same quarter of the prior year as a result of the increase in Octel Network Services (ONS) revenues, including revenue related to converting a customer to ONS services, as well as revenues from the Company's increasing installed base of customers.

    	Total net revenues in the first quarter of fiscal 1995 decreased $10.8 million from total net revenues of $116.5 million in the fourth quarter of fiscal 1994. A traditionally slow first quarter, domestically and internationally, contributed to the revenue decrease from the fourth quarter of fiscal 1994.

COST OF SALES

    	As a percentage of total net revenues, total cost of sales remained flat at 40 percent in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. Cost of systems was 31 percent of systems revenues for the first quarter of fiscal 1995 compared to 32 percent for the same quarter of fiscal 1994 as a result of a greater proportion of higher margin products sold in the first quarter of fiscal 1995. Cost of service was 57 percent and 61 percent of service and license

- - -10-

OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations (Continued)

revenues in the first quarter of fiscal 1995 and 1994, respectively. This decrease is primarily due to revenue recognized by ONS related to converting a customer to ONS services with relatively lower associated costs as well as the increase in ONS revenue, which has a higher margin structure, as a percent of service and license revenue. On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly.
Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

RESEARCH AND DEVELOPMENT

    	Research and development expenses were $17.5 million in the first quarter of fiscal 1995, an increase of 28 percent over the $13.7 million expended in the first quarter of fiscal 1994. As a percentage of net revenues, research and development expenses were 17 percent and 15 percent in the first quarters of fiscal 1995 and 1994, respectively. The increase in research and development expenses is due to the Company's increased spending on projects to meet customer commitments, the adaptation of existing products and technology for international markets, the continued commitment to development of new products and enhancements to existing products. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    	Selling, general and administrative expenses decreased as a percentage of net revenues from 38 percent in the first quarter of fiscal 1994 to 35 percent in the first quarter of fiscal 1995.
For the first quarter of fiscal 1995 these expenses increased five percent in absolute dollars over the corresponding period of fiscal 1994. The increase in absolute dollars resulted from the Company's continuing efforts to develop and manage its organization, train new and existing personnel and the commitment of resources to support international opportunities and the increase in legal expenses of approximately $0.9 million related to ongoing patent litigation, which were partially offset by reduced occupancy costs due to the consolidation of certain sales facilities. Although the Company intends to vigorously defend itself against ongoing patent litigation, it expects that legal expenses on a quarterly basis will decline somewhat from the first quarter of fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues.

NON-RECURRING CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND
DEVELOPMENT

    	In August 1994, the Company purchased certain intellectual property and fixed assets from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. The in-process technology was expensed in the first quarter of fiscal 1995.



- - -11-

OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations (Continued)

INTEREST AND OTHER INCOME, NET

    	Interest and other income, net for the first quarter of fiscal 1995 of $0.8 million remained flat compared with the first quarter of fiscal 1994; however, the factors affecting interest and other income, net varied in several ways between the two quarters. Interest income was lower due to lower cash and equivalent and short-term investment balances in the first quarter of fiscal 1995 as compared to the same period in the prior year. The Company had net foreign exchange gains in the first quarter of fiscal 1995 as compared to net losses in the same period in fiscal 1994. In the first quarter of fiscal 1995 there were smaller net gains on the sale of short-term investments as compared to the
first quarter of fiscal 1994.   Other expense declined in the
first quarter of fiscal 1995 over the first quarter of fiscal
1994.

INCOME TAXES

    	The Company's effective tax rate was 33 percent in the first quarter of fiscal 1995, as compared to 17 percent in the corresponding period of fiscal 1994. The effective rate was lower in fiscal 1994 due to the retroactive reinstatement of the federal research and development credit for the fiscal year ended June 30, 1993, which had a favorable impact on the effective tax rate in fiscal 1994.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    	The Company believes that in the future its results of operations could be affected by factors such as market acceptance of new products and upgrades, growth in the worldwide voice processing market, competition, expansion of services by its VIS customers, the outcome of litigation and changes in general economic conditions in any of the countries in which the Company does business.

    	The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain its competitive position. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that the Company will meet its revenue targets for a particular quarter. Furthermore, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. The integration of certain operations as a result of the merger with VMX, Inc. continues to require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company intends to reduce expenses by consolidating operations, eliminating duplicate facilities, employees, marketing programs and other expenses.
There can be no assurance that Octel will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Although it believes there are opportunities to gain from synergies, the Company cannot determine the ultimate effect that new products and services and the integration of Octel and VMX will have on revenues, earnings or stock price.



- - -12-

OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations (Continued)

    	Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

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

LIQUIDITY AND CAPITAL RESOURCES

    	The Company's cash and equivalents and short-term investments in the first quarter of fiscal 1995 decreased a net $16.0 million from June 30, 1994. The primary uses of cash during the first quarter of fiscal 1995 were the investment in property and equipment of $15.0 million, the repurchase of common stock for approximately $11.0 million under the Company's stock repurchase plan, and partial payment of $0.9 million for the August 1994 purchase of certain intellectual property and fixed assets. Cash flows from operations resulted in a net source of cash.

    	As of September 30, 1994, the Company had invested $45.3 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company expects to spend approximately $1.2 million during the remainder of fiscal 1995 in connection with the final construction of the Company's new corporate offices. The Company also expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1995. The Company anticipates that its property and equipment investments will eventually result in reduced operating expenses, greater efficiencies and increased flexibility for the Company.

    	In connection with the VMX merger, the Company recorded $18.3 million of integration costs in fiscal 1994. As of September 30, 1994, there was a balance of $11.5 million of expected future cash expenditures. The majority of this amount will be spent in the remainder of fiscal 1995.

    	In addition to the integration costs recorded in fiscal 1994, the Company may incur additional merger-related integration costs, which will be charged to operations over the next several quarters. Such integration charges are expected to be in the form of cash expenditures estimated at approximately $4.1 million for literature design for name change and other modifications to literature for the merged Company, for consolidating processes and computer systems of the merged Company and for personnel related expenses.


- - -13-


OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations (Continued)

    	In July 1994, the Company's Board of Directors approved the repurchase of up to an additional 3.5 million shares of its Common Stock over a period of approximately two years. As of September 30, 1994, the Company repurchased 510,000 shares of its Common Stock at an average price of $22.

    	In August 1994, the Company purchased certain intellectual property and fixed assets from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. As of September 30, 1994, $.9 million in cash had been paid and another $4.2 million will be paid during the remainder of fiscal 1995.

    	The Company anticipates that cash flow from operations and existing cash and equivalents and short-term investment balances, together with its existing bank line, will be adequate to meet the Company's cash requirements through the end of fiscal 1995.


PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

    	The Company and Northern Telecom were engaged in a jury trial versus Theis Research, Inc. ("Theis") in the Northern District of California during the past quarter. The trial centered on Theis' allegation that Octel and Northern Telecom were infringing three patents held by Theis. In October 1994, the jury returned a verdict finding, among other things, that Octel and Northern
Telecom were correct in their claim that the three patents at issue were invalid. Post-trial motions are pending, and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

Item 6.	Exhibits and Reports on Form 8-K

    	(a)	Exhibits - none


    	(b)	Report on Form 8-K

        	No report on Form 8-K was filed by the Company during its fiscal quarter ended September 30, 1994.


- - -14-




SIGNATURE



    	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





	OCTEL COMMUNICATIONS CORPORATION


Dated:  November 14, 1994

                                    	/s/ ROBERT COHN
                                     _________________________________
                                    	Robert Cohn, President and Chief
                                     Executive Officer


                                   	/s/ HERZEL ASHKENAZI
                                    ________________________________
                                   	Herzel Ashkenazi, Controller
                                   	(Chief Accounting Officer)


























- - -15-