Form 10-Q
period 1994-12-31
OCTEL COMMUNICATIONS CORP
filed 1995-02-14
CIK 792723

===============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 31, 1994, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-16588

 OCTEL COMMUNICATIONS CORPORATION
___________________________________________________________________
(Exact name of registrant as specified in its charter)

	               Delaware              	             77-0029449
        -------------------------           -------------------------
      	(State or other jurisdiction             	(I.R.S. Employer
         	of incorporation or                 	Identification Number)
              	organization)

1001 Murphy Ranch Road
Milpitas, California 95035-7912
(Address of principal executive offices)

Registrant's telephone number, including area code, is (408) 321-
2000

____________________

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

	Yes      X      No

	The number of shares outstanding of the registrant's Common Stock on January 31, 1995 was 23,488,355.



==============================================================================




This document consists of 16 pages of which this is Page 1.

                     OCTEL COMMUNICATIONS CORPORATION

                                  INDEX



                                                                	Page
                                                               	Number
                                                                ------
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

			Condensed Consolidated Balance
			Sheets - December 31, 1994 and
			June 30, 1994	                                                	3

			Condensed Consolidated Statements
			of Income - three and six months ended
			December 31, 1994 and 1993                                   		4

			Condensed Consolidated Statements
			of Cash Flows - six months ended
			December 31, 1994 and 1993                                  	 	5

			Notes to Condensed Consolidated
			Financial Statements                                         		6


	Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations                                                   		9


PART II.	OTHER INFORMATION

	Item 1.		Legal Proceedings                                    		14

	Item 4.		Matters Submitted to Vote of Security Holders      	  	15

	Item 6.		Exhibits and Reports on Form 8-K	                     	15

SIGNATURES	                                                  	  	16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      OCTEL COMMUNICATIONS CORPORATION
                    Condensed Consolidated Balance Sheets
              (Dollars in thousands, except share data, unaudited)

                                                  	Dec. 31,    	June 30,
	                                                   1994       	  1994
	                                                  --------     --------
ASSETS
Current assets:
	Cash and equivalents                            	$ 13,264    	$ 17,889
	Short-term investments                            	29,882      	68,463
	Accounts receivable net of allowance for
   doubtful accounts of $3,016 at
   December 31, 1994 and $2,665 at
		 June 30, 1994                                   	94,079      	90,013
	Accounts receivable from related
   parties                                          	2,745       	2,159
	Inventories                                       	34,219      	28,920
	Prepaid expenses and other	                        16,745	      13,865
                                                  --------     --------
		Total current assets                            	190,934     	221,309

Property, plant and equipment, net of
  accumulated depreciation and
  amortization of $71,484 at December 31, 1994
	 and $64,304 at June 30, 1994                    	112,260      	95,076
Deposits and other assets	                          29,342	      29,743
                                                  --------     --------
		Total                                          	$332,536   	 $346,128
                                                  ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Trade payables	                                  $ 13,008    	$ 16,250
	Accrued compensation and employee
   benefits                                        	19,574      	25,010
	Income taxes payable                               	6,058       	2,616
	Accrued and other liabilities	                     44,121	      44,660
                                                  --------     --------
		Total current liabilities                        	82,761      	88,536
Long-term obligations                                 	782       	1,400

Stockholders' equity:
	Preferred stock, $.001 par value - authorized,
	 	5,000,000 shares; none outstanding                   	--          	--
	Common stock, $.001 par value - authorized,
		 50,000,000 shares; outstanding:
   December 31, 1994,	23,421,319 shares,
   and June 30, 1994, 24,170,344 shares            	173,685      174,356
	Notes receivable from sale of stock                	(1,019)         	--
	Retained earnings                                  	78,065    	  82,736
	Unrealized loss on marketable securities
   (net of deferred taxes of $349 at
   December 31, 1994 and $330 at June 30, 1994)       	(616)        (540)
	Accumulated translation adjustments 	               (1,122)      	 (360)
                                                   --------     --------
		Total stockholders' equity	                       248,993	     256,192
                                                   --------     --------
		Total                                           	$332,536    	$346,128
                                                   ========     ========

           See notes to condensed consolidated financial statements.

                           OCTEL COMMUNICATIONS CORPORATION
                      Condensed Consolidated Statements of Income
                  (In thousands, except per share amounts - unaudited)


                               Three Months Ended         Six Months Ended
                              --------------------       -------------------
	                              Dec. 31, 	Dec. 31,      	Dec. 31,  	Dec. 31,
	                               1994       1993   	       1994  	    1993
					                          --------  --------       --------   --------
Net revenues:
	Systems                     	$  78,542 	$ 73,330      	$148,443  	$139,632
	Service and license	            37,698	   27,549	        73,542	    52,870
                              ---------  --------       --------   --------
		Total net revenues           	116,240	  100,879       	221,985   	192,502

Costs and expenses:
	Cost of systems                	25,970   	23,575        	47,507    	44,994
	Cost of service                	21,742   	16,203        	42,333    	31,566
	Research and development       	18,018   	13,951        	35,556    	27,688
	Selling, general and
   administrative	               38,136	   36,388	        74,717	    71,130
	Non-recurring charge for
   acquired in-process research
   and	development	                  --	       --	         4,725	       --
                               --------  --------      ---------  --------
  	Total costs and expenses	    103,866    90,117	       204,838	  175,378
                               --------  --------      ---------  --------
Operating income                	12,374   	10,762        	17,147   	17,124
Interest and other income, net	     685	      626	         1,526	    1,474
                               --------  --------      ---------  --------
Income before income taxes      	13,059	   11,388        	18,673   	18,598
Provision for income taxes	       4,300	    2,921	         6,100	    4,171
                               --------  --------      ---------  --------
Net income                    	$  8,759	 $  8,467	     $  12,573	 $ 14,427
                               ========  ========      =========  ========
Net income per common
	and equivalent share         	$   0.36 	$   0.34	     $    0.51	 $   0.58
                               ========  ========      =========  ========

Weighted average number of
 	common shares and equivalents
	 used in computation	           24,428	   24,947	        24,892	   24,749
                               ========  ========      =========  ========




                  See notes to condensed consolidated financial statements.

OCTEL COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands - unaudited)



                                           	     Six Months Ended
                                                 ----------------
                                                	Dec. 31, 	Dec. 31,
	                                                  1994   	  1993
	                                                --------  --------

INCREASE (DECREASE) IN CASH AND
	EQUIVALENTS:
Cash flows from operating activities:
	Net income                                    	$ 12,573  	$ 14,427
	Adjustments to reconcile net
		income to net cash provided by
		operating activities:
			Depreciation and amortization                 	15,277    	14,961
			Amortization of premium on marketable
     securities                                     	197        	--
			Deferred income taxes                         	(1,986)   	(4,232)
			Deferred compensation	                             --        	55
			Purchased in-process research and
     development                                  	4,725        	--
			Changes in assets and liabilities:
				Accounts receivable                          	(4,699)	   (7,278)
				Inventories                                  	(5,167)     	(749)
				Prepaid expenses and other                   	(1,866)	   (3,261)
				Trade payables                               	(3,124)	    1,517
				Accrued compensation and
					employee benefits                           	(5,303)   	(2,352)
				Accrued and other liabilities	                 2,315	       648
                                                --------    -------
					Net cash provided by operating activities   	12,942    	13,736
Cash flows from financing activities:
	Sales of common stock, net                       	4,631     	4,665
	Repurchases of common stock                    	(25,260)   	(5,748)
	Proceeds from sale of financial instruments -
   put warrants                                   	1,144        	--
	Repayments of long-term obligations	               (653)      (108)
                                                 -------     ------
					Net cash used by financing activities      	(20,138)   	(1,191)
Cash flows from investing activities:
	Purchases of short-term investments	            (22,292)  	(80,914)
	Sales and maturities of short-term investments  	60,571    	92,284
	Property, plant and equipment additions        	(27,756)  	(21,820)
	Changes in deposits and other assets	            (2,593)	  (10,779)
	Acquisition of intellectual and personal
   property	                                      (4,764)        --
                                                 -------    -------
					Net cash provided by (used for) investing
       activities                                  3,166	   (21,229)
                                                 -------    -------
Effect of exchange rate changes on cash	            (595)	      139
                                                 -------    -------
Net decrease in cash and equivalents	             (4,625)	   (8,545)
                                                 -------    -------
Cash and equivalents:
Beginning of period	                              17,889	    26,576
                                                 -------    -------
End of period		                                 	$13,264	  $ 18,031
                                                 =======   ========

          See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                    (December 31, 1994 and 1993 - Unaudited)



1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1994, the results of operations for the three and six months ended December 31, 1994 and 1993 and cash flows for the six months ended December 31, 1994 and 1993.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

Certain fiscal 1994 costs previously reported as selling, general and administrative expenses have been reclassified to cost of service to conform to the fiscal 1995 presentation.

2.	Short-term Investments

	At December 31, 1994 and June 30, 1994, all short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                      		          Unrealized	  Unrealized 	Accrued   Estimated
  		                      Cost  	    Gains  	    Losses  	 Interest  Fair Value

	At December 31, 1994:

	U.S. Government        	$ 6,077	   $  --	     $  (520)    	$ (83)	   $ 5,474
	   securities
	Municipal notes/bonds	   24,787	      53	        (498)	     (348)	    23,994
                        --------    -----      -------      -----     -------
                       		$30,864	   $  53	     $(1,018)	    $(431)   	$29,468
                        ========    =====      =======      =====     =======
	At June 30, 1994:

	U.S. Government        	$ 9,803   	$   9     	$  (455)	    $(103)	   $ 9,256
	   securities
	Municipal notes/bonds	   60,598    	  17	        (441)    	 (891)	    59,281
                         -------    -----      -------      -----     -------
                       		$70,401   	$  26      $ 	(896)    	$(994)   	$68,537
                         =======    =====      =======      =====     =======

These securities were classified on the balance sheet as follows (in thousands):

	                             		Dec. 31, 1994             	June 30, 1994
                                -------------              -------------
	Cash equivalents              	  	 $    17                  	$ 1,068
	Short-term investments		            29,882	                   68,463
                                    -------                   -------
                                 			$29,899	                  $69,531
                                    =======                   =======

                    OCTEL COMMUNICATIONS CORPORATION
             Notes to Condensed Consolidated Financial Statements
                (December 31, 1994 and 1993 - Unaudited)

	The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                         		  December 31, 1994		           June 30, 1994
                             -----------------           -------------------
                                   			Estimated	                   	Estimated
		                           Cost    	Fair Value	        Cost      	Fair Value
                             ----     ----------         ----       ----------

	Due in less than one year 	$    17	     $    17	       $30,991	      $30,525
	Due in one to three years  	17,645      	17,142	        24,087	       23,436
	Due thereafter	             13,202	      12,309	        15,323	       14,576
                            -------      -------        -------       -------
                          		$30,864     	$29,468       	$70,401      	$68,537
                            =======      =======        =======       =======

	For the three and six months ended December 31, 1994, the Company had $43,407,000 and $129,094,000 in proceeds from sales of available-for-sale investments, $263,000 and $324,000 of gross realized gains and $295,000 and $343,000 of gross realized losses on those sales and a change in net unrealized holding loss of $143,000 and $76,000, respectively, included as a separate component of stockholders' equity.

3.	Inventories consist of (in thousands):

                                                     		Dec. 31,     	June 30,
		                                                      1994   	       1994
	                                                      --------      --------

	Finished goods	                                       $  9,912	     $  5,864
	Work-in-process                                        	11,741       	12,248
	Raw materials	                                          12,566 	      10,808
                                                       --------      --------
		Total inventories                                   	$ 34,219	     $ 28,920
                                                       ========      ========

4.	Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock
Purchase Plan.

5.	Line of credit and letters of credit

	Effective June 1994, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted
LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of December 31, 1994. The line expires in June 1996.

                        OCTEL COMMUNICATIONS CORPORATION
                Notes to Condensed Consolidated Financial Statements
                    (December 31, 1994 and 1993 - Unaudited)

	At December 31, 1994, the Company had $1.6 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Japanese yen and U.S. dollars and expire on various dates ranging from April 1995 through November 1995.

6.	Interest and other income, net consists of the following (in thousands):

                              		Three Months Ended         	Six Months Ended
                                ------------------          ----------------
                              	 Dec. 31,	  Dec. 31,	        Dec. 31, 	Dec. 31,
	                                 1994  	    1993   	         1994      1993
                                --------   --------         --------  -------

	Interest and investment income	 $370	      $ 863	           $1,121	  $ 1,808
	Gain (loss) on sale of
   short-term investments, net   	(32)       	(31)             	(19)     	112
	Foreign exchange gains
   (losses), net                 	401	        (50)	             548      	(95)
	Other expense	                   (54)	      (156)	            (124)	    (351)
                                 ----       -----            ------    ------
		Total Interest and other
			income, net                  	$685      	$ 626           	$1,526   $ 1,474
                                 ====       =====            ======   =======
7.	Integration costs

	In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel.
The balance in the related reserves of $9.9 million is included in Accrued and other liabilities on the balance sheet at December 31, 1994.

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
Condition and Results of Operations

NET REVENUES

	Total net revenues increased to $116.2 million in the second quarter of fiscal 1995, a 15 percent increase from net revenues of $100.9 million in the second quarter of fiscal 1994. In the first six months of fiscal 1995 net revenues increased to $222.0 million as compared to $192.5 million in the corresponding period of fiscal 1994, representing growth of 15 percent.  Systems revenues in the second quarter of fiscal 1995 were $78.5 million, an
increase of 7 percent from $73.3 million in the same quarter of fiscal 1994, and for the first six months of fiscal 1995 systems revenues were $148.4 million, an increase of 6 percent compared to $139.6 million in the first six months of fiscal 1994. The growth in systems revenues was attributable to the sale of systems to new and existing customers and the sale of upgrades, expansions and new features to existing customers in the Global Business
Solutions ("GBS") sector (formerly referred to as "Customer
Premise Equipment" sector). GBS revenues for both the second quarter and first six months of fiscal 1995 increased over the same periods in fiscal 1994 in the domestic market while international GBS revenues decreased in the second quarter of fiscal 1995 and remained flat in the first six months of fiscal
1995 compared to the same periods in fiscal 1994. Total Voice Information Service (VIS) revenues for the second quarter of fiscal 1995 decreased slightly from the second quarter of fiscal 1994 which was caused by a decrease in the domestic market, partially offset by an increase in the international market.
Total VIS revenues in the first six months of fiscal 1995
increased slightly over the same period in fiscal 1994 due to an increase in sales to the international market, which was partially
offset by decreases in the domestic market.   Revenue in future
quarters could be affected by the extent and timing of new orders from VIS providers and such orders are typically significant in size and, therefore, could impact the revenue volume and mix in any given quarter.

	Service and license revenues in the second quarter of fiscal 1995 increased to $37.7 million, a 37 percent increase from $27.5 million in the same quarter of fiscal 1994, and for the first six months of fiscal 1995 service and license revenues increased to $73.5 million, a 39 percent increase compared to $52.9 million in the first six months of fiscal 1994. In addition, service and license revenues continue to grow as a percentage of total net revenues and accounted for 32 percent and 33 percent of total net revenues for the second quarter and first six months of fiscal
1995, respectively, as compared to 27 percent for the second quarter and first six months of fiscal 1994. Service and license revenues grew in the second quarter and first six months of fiscal 1995 as compared to the same periods in the prior year as a result of the increase in Octel Network Services (ONS) revenues, as well as revenues from the Company's larger installed base of customers.

OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

COST OF SALES

	As a percentage of total net revenues, total cost of sales increased to 41 percent in the second quarter of fiscal 1995 compared to 39 percent in fiscal 1994 and remained flat at 40 percent in the first six months of fiscal 1995 compared to the same period in fiscal 1994. The majority of the increase in the second quarter of fiscal 1995 as compared to the same quarter in fiscal 1994 is a result of continued faster growth of service and license revenues, as a percentage of total net revenues, which have a higher cost of sales structure than system sales. Cost of systems sales were 33 and 32 percent of total net systems revenues in the second quarter and first six months of fiscal 1995, respectively. Cost of systems were 32 percent in the second quarter and first six months of fiscal 1994, respectively. The increases as a percentage of total net systems revenues in the second quarter of fiscal 1995 compared to the same period in the prior year were due to a change in product mix. Cost of service was 58 percent of net service and license revenues in the second quarter and first six months of fiscal 1995, respectively. Cost of service was 59 percent and 60 percent of net service and license revenues in the second quarter and first six months of fiscal 1994, respectively. The decreases in the second quarter and the first six months of fiscal 1995 compared to fiscal 1994 were primarily due to the increase in ONS revenue, which has a higher gross margin structure as a percentage of service and license revenue. On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

RESEARCH AND DEVELOPMENT

	Research and development expenses were $18.0 million in the second quarter of fiscal 1995, an increase of 29 percent over the $14.0 million expended in the second quarter of fiscal 1994. For the first six months of fiscal 1995 and 1994, research and development expenses were $35.6 million and $27.7 million, respectively, representing an increase of 28 percent in fiscal 1995. As a percentage of net revenues, research and development expenses were 16 percent in the second quarter and first six months of fiscal 1995 and 14 percent in the same periods of fiscal 1994. The increase in research and development expenses is due to the Company's increased spending on projects to meet customer commitments, the adaptation of existing products and technology for international markets, the continued commitment to development of new products and enhancements to existing products. The
Company believes that additional research and development expenses will be required to maintain market position and expects that these expenses will increase in absolute terms and could increase as a percentage of total net revenues.

                    OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Selling, general and administrative expenses were $38.1 million in the second quarter of fiscal 1995, a 5 percent increase over the second quarter of fiscal 1994 of $36.4 million. For the first six months of fiscal 1995, these expenses were $74.7 million, an increase of 5 percent over the $71.1 million expended in the same period of fiscal 1994. Selling, general and administrative expenses decreased as a percentage of total net revenues from 36 percent and 37 percent in the second quarter and first six months of fiscal 1994, respectively, to 33 percent and 34 percent in the corresponding periods of fiscal 1995. The increase in absolute dollars resulted from the Company's continuing efforts to develop and manage its organization, train new and existing personnel and the commitment of resources to support international opportunities, which were partially offset by the absence of costs related to the departure of the prior CEO which were incurred in the second quarter of fiscal 1994 and reduced occupancy costs due to the consolidation of certain office facilities in fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues.

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

INTEREST AND OTHER INCOME, NET

	Interest and other income, net, for the second quarter and first six months of fiscal 1995 of $0.7 million and $1.5 million, respectively, remained flat compared with the same periods of fiscal 1994; however, the factors affecting interest and other income, net, varied in several ways between the two quarters and the two six-month periods. Interest and investment income was lower due to lower cash and equivalent and short-term investment balances in fiscal 1995 compared to the same periods in the prior year. The Company had net foreign exchange gains in the first quarter and first six months of fiscal 1995 as compared to net losses in the same periods in fiscal 1994. In the first six months of fiscal 1995 there was a net loss on the sale of short-term investments as compared to a net gain in the same period last year. Other expense declined in the first quarter and six months of fiscal 1995 over the first quarter and six months of fiscal 1994.

                     OCTEL COMMUNICATIONS CORPORATION

Item 2.	Management's Discussion and Analysis of Financial
Condition
		and Results of Operations (Continued)

INCOME TAXES

	The Company's effective tax rate was 33 percent in the second quarter and first six months of fiscal 1995 as compared to 26 percent and 22 percent in the corresponding periods of fiscal
1994. The effective rate was lower in fiscal 1994 due to a combination of factors. First, various tax assets of VMX that had been fully reserved were recognized as a tax benefit.
Additionally, the retroactive reinstatement of the federal research and development credit for the fiscal year ended June 30, 1993, had a favorable impact on the effective tax rate in fiscal 1994.

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

	The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain its competitive position. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that the Company will meet its revenue targets for a particular quarter. Furthermore, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. The integration of certain operations as a result of the merger with VMX, Inc. continues to require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company intends to reduce certain expenses by consolidating operations and eliminating duplicate facilities, employees, marketing programs and other expenses. There can be no assurance that Octel will be able to reduce certain expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Although it believes there are opportunities to gain from synergies resulting from the VMX merger, the Company cannot determine the ultimate effect that new products and services and the integration of Octel and VMX will have on revenues, earnings or stock price.

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
Condition and Results of Operations (Continued)

The Company has been and may in the future continue to be required to litigate enforcement of its intellectual property or commercial rights or to defend itself in litigation arising out of claims by third parties. Such litigation, even if the Company is ultimately victorious, can be extremely expensive and may have a material adverse effect on the Company's results of operations in any particular period. Litigation may also occupy management resources that would otherwise be available to address other aspects of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's cash and equivalents and short-term investments in the first six months of fiscal 1995 decreased $43.2 million from June 30, 1994. The primary uses of cash during the first six months of fiscal 1995 were the investment in property, plant and equipment of $27.8 million, the repurchase of common stock for $25.3 million and the payment of $4.8 million for the August 1994 purchase of certain intellectual property and fixed assets. Cash flows from operations resulted in a net source of cash of $12.9 million in the first six months of fiscal 1995.

	As of December 31, 1994, the Company had invested $46.3 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company now occupies those facilities. The Company expects to spend additional amounts during the remainder of fiscal 1995 in connection with the final phases of construction of the Company's new corporate offices. The Company also expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1995. The Company anticipates that its property, plant and equipment investments will eventually result in reduced operating expenses, greater efficiencies and increased flexibility for the Company.

	In connection with the VMX merger, the Company recorded $18.3 million of integration costs in fiscal 1994. As of December 31, 1994, there was a balance of $9.9 million of expected future cash expenditures. The majority of this amount will be spent in the remainder of fiscal 1995.

	In addition to the integration costs recorded in fiscal 1994, the Company may incur additional merger-related integration costs, which will be charged to operations over the next several quarters. Such integration charges are expected to be in the form of cash expenditures estimated at approximately $3.3 million primarily for consolidating processes and computer systems of the merged Company and literature design for name change and other modifications to literature for the merged Company.

	In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of December 31, 1994, the Company had repurchased 1,165,600 shares of its Common Stock at an average per share price of $22.

	In August 1994, the Company purchased certain intellectual property and fixed assets from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. As of December 31, 1994, $4.8 million in cash had been paid and another $.3 million will be paid during the remainder of fiscal 1995.

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

	The Company and Northern Telecom were engaged in a jury trial versus Theis Research, Inc. ("Theis") in the Northern District of California during the first quarter of fiscal 1995. The trial centered on Theis' allegation that Octel and Northern Telecom were infringing three patents held by Theis. In October 1994, the jury returned a verdict finding, among other things, that Octel and Northern Telecom were correct in their claim that the three patents at issue were invalid. Post-trial motions are pending, and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

                    OCTEL COMMUNICATIONS CORPORATION


Item 4.	Matters Submitted to Vote of Security Holders

	Octel Communications Corporation held its regular Annual
Meeting of Stockholders on November 17, 1994.

	The following individuals were elected to serve on the Company's Board of Directors:

                                   		Number of         	Number of
                                 		affirmative votes   	votes withheld
                                   -----------------    --------------
		Robert Cohn                      	21,156,028             	214,957
		Anson M. Beard, Jr.              	21,145,854	             225,131
		Leo J. Chamberlain               	21,143,302	             227,683
		Deborah A. Coleman	               21,143,824             	227,161
		John Freidenrich                 	21,145,376	             225,609
		Robert C. Hawk	                   21,141,572             	229,413
		Nathaniel de Rothschild          	21,142,174             	228,811
		Dag Tellefsen                    	21,141,823             	229,162

	The following matters were voted upon at the meeting:

1.	Approval of proposal regarding the 1985 Incentive Stock
Plan to limit the number of shares granted to any individual in any fiscal year.
2.	Approval of proposal regarding the 1987 Employee Stock
Purchase Plan to increase shares reserved
3.	Approval of proposal regarding the 1988 Directors' Stock Option Plan to increase the number of shares reserved
4.	Appointment of KPMG Peat Marwick LLP as independent auditors

The votes of the stockholders on these proposals were as follows:

   Proposal     	Number of    	     Number of     	Number of      	Number of
    Number	   affirmative votes	  negative votes 	abstentions	 broker non-votes
   --------   -----------------   --------------  -----------  ----------------

     	1.	       	20,763,282          	499,598      	108,105              	--
     	2.	       	17,893,851        	3,149,068      	102,734         	225,332
	     3.	       	16,811,222        	4,209,630      	124,801         	225,332
     	4.	       	21,265,187           	48,893       	56,905              	--

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits - none

	(b)	Report on Form 8-K

	No report on Form 8-K was filed by the Company during its fiscal quarter ended December 31, 1994.

                        OCTEL COMMUNICATIONS CORPORATION

                                    SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      	OCTEL COMMUNICATIONS CORPORATION


Dated:  February 13, 1995
                                      	/s/ ROBERT COHN
                                       ----------------------------------
	                                      Robert Cohn, President and Chief
                                       Executive Officer


                                     	/s/ HERZEL ASHKENAZI
                                      ----------------------------------
                                     	Herzel Ashkenazi, Controller
                                     	(Chief Accounting Officer)