Form 10-Q
period 1995-03-31
OCTEL COMMUNICATIONS CORP
filed 1995-05-11
CIK 792723

_____________________________________________________________________________
                                FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1995, or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

                           ____________________

	Indicate by check mark whether the registrant (1) has filed all reports requir-
ed to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           	Yes    X      No ____

	The number of shares outstanding of the registrant's Common Stock on April 30,
1995 was 23,641,875.



================================================================================



         This document consists of 16 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                     INDEX

                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1995

                                                               	Page
                                                              	Number
PART I.	FINANCIAL INFORMATION

	Item 1.		Financial Statements

       			Condensed Consolidated Balance
		       	Sheets - March 31, 1995 and
			       June 30, 1994.......................................   	3

     			  Condensed Consolidated Statements
			       of Operations - three and nine months ended
			       March 31, 1995 and 1994.............................  		4

          Condensed Consolidated Statements
			       of Cash Flows - nine months ended
			       March 31, 1995 and 1994.............................  		5

			       Notes to Condensed Consolidated
			       Financial Statements................................  		6


	Item 2.		Management's Discussion and Analysis
			       of Financial Condition and Results of
			       Operations..........................................  		9


PART II.	OTHER INFORMATION

	Item 1.		Legal Proceedings...................................	  15
	Item 6.		Exhibits and Reports on Form 8-K.................... 		15

SIGNATURES	...................................................	  16

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      OCTEL COMMUNICATIONS CORPORATION
                    Condensed Consolidated Balance Sheets
             (Dollars in thousands, except share data, unaudited)

                                                	   March 31,     June 30,
	                                                     1995          1994
                                                    ---------     --------
                              ASSETS
Current assets:
	Cash and equivalents	                              $	 18,390   	 $	 17,889
	Short-term investments		                              32,525	       68,463
	Accounts receivable net of allowance for
   doubtful accounts	of $2,910 at March 31,
   1995 and $2,665 at June 30, 1994	                   89,809  	     90,013
	Accounts receivable from related parties	              7,235	        2,159
	Inventories	                                          33,804	       28,920
	Prepaid expenses and other	                           15,642        13,865
                                                    ---------     ---------
   Total current assets	                              197,405	      221,309

Property, plant and equipment, net of accumulated
	depreciation and amortization of $77,835 at
	March 31, 1995 and $64,304 at June 30, 1994	         120,496	       95,076
Deposits and other assets	                             27,249	       29,743
                                                    ---------     ---------
		 Total	                                           $	345,150	    $	346,128
                                                    =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Trade payables	                                    $ 	18,333     $ 	16,250
	Accrued compensation and employee benefits		          21,800      		25,010
	Income taxes payable		                                 4,312       		2,616
	Accrued and other liabilities		                       41,220      		44,660
		                                                  ---------     ---------
   Total current liabilities	                          85,665	       88,536
Long-term obligations	                                    691	        1,400

Stockholders' equity:
	Preferred stock, $.001 par value - authorized,
		5,000,000 shares; none outstanding	                      --	           --
	Common stock, $.001 par value - authorized,
		50,000,000 shares; outstanding: March 31, 1995 -
		23,588,005 shares, and June 30, 1994 - 24,170,344
  shares	                                             176,901	      174,356
	Notes receivable from sale of stock	                  (1,286)	          --
	Retained earnings	                                    84,100	       82,736
	Unrealized loss on marketable securities (net of
  deferred taxes	of $226 at March 31, 1995 and $330
  at June 30, 1994)	                                     (367)         (540)
	Accumulated translation adjustments		                   (554)		       (360)
	                                                   ---------     ---------
   Total stockholders' equity		                       258,794		     256,192
                                                    ---------     ---------
		 Total	                                           $	345,150     $	346,128
                                                    =========     =========

           See notes to condensed consolidated financial statements.

                      OCTEL COMMUNICATIONS CORPORATION
               Condensed Consolidated Statements of Operations
             (In thousands, except per share amounts - unaudited)


	                                 Three Months Ended	 	   Nine Months Ended
	                                 March 31,		March 31,	  March 31,	 March 31,
	                                   1995		     1994		      1995		     1994
						                            ---------  ---------   ---------  ---------
Net revenues:
	Systems	                         $	74,653 	 $	68,256	   $	223,096	 $	207,887
	Service and license		              40,389		   28,941		    113,931		   81,812
                                  --------   --------	   ---------  ---------
		Total net revenues		             115,042		   97,197		    337,027		  289,699

Costs and expenses:
	Cost of systems 	                  25,981	    20,906	      73,488	    65,900
	Cost of service  	                 23,391	    19,796	      65,713	    51,363
	Research and development	          18,786	    13,975      	54,342	    41,663
	Selling, general and
  administrative	                   37,724	    36,226	     111,443	   107,355
	Non-recurring charge for acquired
		in-process research and
		development	                          --	        --	       4,725	        --
	Integration costs		                 1,252		   18,258		      2,261		   18,258
		                                --------   --------    ---------  ---------
  Total costs and expenses		       107,134		  109,161		    311,972		  284,539
                                  --------   --------    ---------  ---------

Operating income (loss)	             7,908	   (11,964)	     25,055	     5,160
Interest and other income
	(expense), net	                      	683	   	(3,011)	     	2,209   		(1,537)
                                  --------   --------    ---------  ---------
Income (loss) before income taxes	   8,591	   (14,975)	     27,264	     3,623

Provision for income taxes
 (benefit)		                         2,500		   (3,371)		     8,600 		     800
                                  --------   --------    ---------  ---------
Net income (loss)	                $ 	6,091	  $(11,604)	  $	 18,664	 $  	2,823
                                  ========   ========    =========  =========


Net income (loss) per common
	and equivalent share	            $  	0.25	  $ 	(0.49)	  $   	0.75	 $   	0.11
                                  ========   ========    =========  =========
Weighted average number of
	common shares and equivalents
	used in computation	              	24,729		   23,509		     24,824 	 	 24,934
                                  ========   ========    =========  =========


             See notes to condensed consolidated financial statements.

                      OCTEL COMMUNICATIONS CORPORATION
               Condensed Consolidated Statements of Cash Flows
                     (Dollars in thousands - unaudited)

		                                                  Nine Months Ended
	                                                 ______________________
	                                                 March 31,	   March 31,
		                                                  1995   			   1994
                                                  ---------    ---------
INCREASE (DECREASE) IN CASH AND
	EQUIVALENTS:
Cash flows from operating activities:
	Net income	                                      $ 	18,664   	$  	2,823
	Adjustments to reconcile net
		income to net cash provided by
		operating activities:
			Depreciation and amortization	                    23,164	      22,816
			Amortization of premium on marketable
    securities	                                         195	          --
			Deferred income taxes	                              (504)	     (2,828)
			Deferred compensation	                                --	          55
			Purchased in-process research and development	     4,725	          --
			Changes in assets and liabilities:
				Accounts receivable	                             (4,237)	     (7,469)
				Inventories	                                     (4,607)	     (1,882)
				Prepaid expenses and other	                      (2,552)	     (6,186)
				Trade payables	                                   2,126	      (2,656)
				Accrued compensation and employee benefits	      (3,402)	      1,764
				Accrued and other liabilities		                    (755)		    16,010
                                                  ---------    ---------
					Net cash provided by operating activities		     32,817		     22,447
                                                  ---------    ---------
Cash flows from financing activities:
	Sales of common stock, net	                          5,953	      13,328
	Repurchases of common stock                       	(25,320)     	(5,748)
	Payment of stockholders' notes receivable	              --	          56
	Proceeds from sale of financial instruments -
   put warrants	                                      1,408	          --
	Repayments of long-term obligations		                 (741)		      (451)
                                                  ---------    ---------
					Net cash provided by (used for)
      financing activities		                        (18,700)		     7,185
                                                  ---------    ---------
Cash flows from investing activities:
	Purchases of short-term investments	               (29,967)	   (103,894)
	Sales and maturities of short-term investments	     65,979	     112,760
	Property, plant and equipment additions	           (42,196)	    (37,518)
	Changes in deposits and other assets	               (1,885)   	  (9,096)
	Acquisition of intellectual and personal property		 (5,054)        		--
                                                  ---------    ---------
					Net cash used for investing activities	       	(13,123)   		(37,748)
                                                  ---------    ---------
Effect of exchange rate changes on cash		              (493)		       267
                                                  ---------    ---------
Net increase (decrease) in cash and equivalents		       501		     (7,849)
                                                  ---------    ---------
Cash and equivalents:
Beginning of period		                                17,889		     26,576
                                                  ---------    ---------
End of period			                                  $ 	18,390	   $ 	18,727
                                                  =========    =========

           See notes to condensed consolidated financial statements.

                      OCTEL COMMUNICATIONS CORPORATION
            Notes to Condensed Consolidated Financial Statements
                   (March 31, 1995 and 1994 - Unaudited)

1.	In the opinion of management, the accompanying unaudited condensed consol-
   idated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995, the results of operations for the three and nine months ended March 31, 1995 and 1994 and cash flows for the nine months ended March 31, 1995 and 1994.

  	The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and related notes.

  	Certain fiscal 1994 costs previously reported as selling, general and administrative expenses have been reclassified to cost of service to conform to the fiscal 1995 presentation.

2.	Short-term Investments

   At March 31, 1995 and June 30, 1994, all short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                  			          Unrealized	  Unrealized	  Accrued    Estimated
                  		   Cost  	    Gains  	    Losses  	  Interest	  Fair Value
                     --------  ----------   ----------   --------   ----------
	At March 31, 1995:

	U.S. Government	    $	11,843  	$   	--  	   $	 (372)   	$  (119)  	$  	11,352
	   securities
	Municipal notes/
    bonds		            27,060		      13		       (234)		     (407)	     	26,432
                     --------		 --------     --------    --------   ----------
                     $	38,903	  $	   13	     $	 (606)	   $  (526)	  $	  37,784
                     ========   ========     ========    ========   ==========
	At June 30, 1994:

	U.S. Government	    $  9,803   $     9	     $  (455)	   $  (103)	  $	   9,256
	   securities
	Municipal notes/
    bonds		            60,598	       17	        (441)	      (891)	     	59,281
                     --------   --------     --------    --------   ----------
	                    $	70,401	  $    26	     $  (896)	   $  (994)	  $  	68,537
                     ========   ========     ========    ========   ==========

  	These securities were classified on the balance sheet as follows (in thousands):

			                             March 31, 1995	           June 30, 1994
                                --------------            -------------
	Cash equivalents 		              $	   5,785       	        $  	1,068
	Short-term investments			            32,525	                	 68,463
                                  ----------		          	   ---------
                                  $  	38,310	               $	 69,531
                                  ==========                =========

                      OCTEL COMMUNICATIONS CORPORATION
           Notes to Condensed Consolidated Financial Statements
                    (March 31, 1995 and 1994 - Unaudited)

  	The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                      		        March 31, 1995            June 30, 1994
                                --------------            -------------
			                                    Estimated		                Estimated
		                             Cost   	Fair Value	       Cost    	Fair Value
                             --------  ----------      --------   ----------
	Due in less than one year	  $	 5,785  $	   5,759      $	30,991	  $  	30,525
	Due in one to three years	    17,566	     16,724	       24,087	      23,436
	Due thereafter	              	15,552	    	15,301     	 	15,323    	 	14,576
                             --------  ----------      --------   ----------
		                           $	38,903	 $  	37,784	     $	70,401	  $  	68,537
                             ========  ==========      ========   ==========

  	For the three and nine months ended March 31, 1995, the Company had $25,714,000 and $154,808,000 in proceeds from sales of available-for-sale investments, $0 and $324,000 of gross realized gains and $0 and $343,000 of gross realized losses on those sales and a change in net unrealized holding loss of $249,000 and $173,000, respectively, included as a separate component of stockholders' equity.

3.	Inventories consist of (in thousands):

                                                		March 31,	     June 30,
		                                                  1995   	       1994
                                                  ---------      --------
	  Finished goods 	                               $   7,073	     $  5,864
	  Work-in-process 		                                10,293       	12,248
	  Raw materials 		                                  16,438      	 10,808
                                                  ---------      --------
		    Total 	                                     $  33,804	     $ 28,920
                                                  =========      ========

4.	Net income (loss) per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.	Line of credit and letters of credit

  	Effective June 1994, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of March 31, 1995. The line expires in June 1996.

                     	OCTEL COMMUNICATIONS CORPORATION
            Notes to Condensed Consolidated Financial Statements
                   (March 31, 1995 and 1994 - Unaudited)

	  At March 31, 1995, the Company had $1.7 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments.  The majority of the letters of credit are denominated in Japanese yen and U.S. dollars and expire on various dates through November 1995.

6.	Interest and other income (expense), net consists of the following (in thousands):

                                 		Three Months Ended	    Nine Months Ended
		                                March 31,	  March 31,	 March 31, 	March 31,
			                                 1995   		   1994	   	  1995   	   1994
                                  ---------   ---------  ---------  ---------
  	Interest and investment income	  $  682     	$ 	814	   $ 	1,803 	 $	2,642
	  Gain (loss) on sale of
     short-term investments, net       	--	        (21)	       (19)	      91
	  Foreign exchange gains
     (losses), net	                    116       	(161)	       664	     (274)
  	Other expense, net	                (115)   	    (51)	      (239)    	(404)
	  Merger expenses (Note 7) 		          --		    (3,592)		       -- 		 (3,592)
                                    ------     --------	   --------  --------
	    Total                         	$ 	683	    $(3,011)	   $ 	2,209		$(1,537)
                                    ======     ========    ========  ========

7.	Integration costs and merger expenses

  	Integration costs
   -----------------

   In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidat-ing facilities and personnel. The balance in the related reserves of $7.6 million is included in Accrued and other liabilities on the balance sheet at March 31, 1995. Additional expenses of $2.3 million have been incurred in fiscal 1995, relating primarily to literature design for name change and other modifications to literature for the merged Company and the consolidation of processes and computer systems of the merged Company.
   These expenses have been reclassified from prior fiscal 1995 quarters' presentations and are shown as Integration costs on the Condensed Consol-idated Statements of Operations.

	  Merger expenses
   ---------------

   In connection with the VMX merger, $3.6 million of merger expenses were incurred and charged to Interest and other income (expense) during the third quarter of fiscal 1994. These non-recurring expenses included investment banking fees of $2.6 million, legal and accounting fees of $0.6 million and other miscellaneous expenses of $0.4 million.

8.	Acquired in-process research and development

	  In August 1994, the Company purchased certain intellectual and personal property from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 was allocated to property and equipment. The in-process technology was expensed in the first quarter of fiscal 1995.

                      OCTEL COMMUNICATIONS CORPORATION

Item 2.	  Management's Discussion and Analysis of Financial Condition
		        and Results of Operations

NET REVENUES

  	The Company derives revenues from the sale of systems, license fees and performance of services. Systems revenues consist of equipment, upgrades and expansions sold to corporations and other institutions, as well as phone and cellular companies. Service revenues consist of network management services provided by Octel Network Services (ONS) and hardware repair and maintenance.

	                      Three Months Ended 			           Nine Months Ended
                 ------------------------------   ------------------------------
                	March 31,	March 31,	Increase/    March 31, March 31, Increase/
		                 1995			   1994		  (decrease)		   1995			   1994		  (decrease)
                 --------- --------- ----------   --------- --------- ---------
                                       (Dollars in millions)

Systems 	        $	  74.6	 $  	68.3	    9%	       $ 	223.1	 $ 	207.9	     7%
Service and
  license		          40.4		    28.9	   40%		         113.9		    81.8    	39%
                 --------  --------               --------  --------
Total net
  revenues	      $ 	115.0	 $  	97.2	   18%	       $ 	337.0	 $ 	289.7	    16%
                 ========  ========               ========  ========

Percent of Revenues
- -------------------

Systems	              65%	     70%  	  (5%)	          66%	      72%	     (6%)
Service and license	  35%	     30%	     5%	           34%	      28%	      6%

Systems
- -------
  	The growth in systems revenues for the third quarter of fiscal 1995 was attributable to revenue increases in the Voice Information Services (VIS) market and the Global Business Solutions (GBS) market over the third quarter of fiscal 1994. VIS increases were primarily derived from an increase in domestic sales and, to a lesser extent, an increase in international sales. Domestic GBS revenues for the third quarter of fiscal 1995 decreased compared to the same quarter of fiscal 1994, whereas international GBS revenues increased in the third quarter of fiscal 1995 as compared to the same quarter of fiscal 1994. Special promotions for new products introduced during the third quarter of fiscal 1995 put downward pressure on the average selling price of larger systems sold to GBS customers. Additionally, the Company experienced a decrease in GBS upgrades and expansions revenue during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

  	The systems revenue increase in the first nine months of fiscal 1995 is due primarily to increased GBS systems revenues attributable to the sale of systems to new and existing customers and the sale of upgrades, expansions and new features. GBS revenues were higher for both domestic and international markets for the first nine months of fiscal 1995 compared to the same period for fiscal 1994. Total VIS revenues for the first nine months of fiscal 1995 increased over the same period in fiscal 1994 due to an increase in sales to the international market, partially offset by a decrease in the domestic market. Revenue in future quarters could be affected by the extent and timing of new orders from VIS providers. Such orders are typically significant in size and, therefore, can have a significant impact on the amount and source of revenue in any given quarter.

                      OCTEL COMMUNICATIONS CORPORATION

Item 2.	  Management's Discussion and Analysis of Financial Condition
		        and Results of Operations (Continued)

Service and license
- -------------------
  	Revenues grew in the third quarter and first nine months of fiscal 1995 as compared to the same periods in the prior year primarily as a result of the increase in ONS revenues, as well as revenues from the Company's larger installed base of customers. During previous quarters, service and license revenues have experienced significant growth in absolute dollars and as a percentage of net revenues. The Company may experience lower levels of service revenue growth in future quarters.

COST OF SALES

                       Three Months Ended     		  	      Nine Months Ended
                 ----------------------------    ------------------------------
                	March 31,	March 31,	Increase/	  March 31,	March 31,	Increase/
                 		1995			   1994		  (decrease)	  	1995			   1994	  	(decrease)
                 --------- --------- ----------  --------- --------- ----------
                                       	(Dollars in millions)

Cost of Systems 	$  	26.0 	$  	20.9	     24%      $  	73.5	 $  	65.9	     12%
Cost of Service		    23.4		    19.8	     18%	        	65.7		    51.4	     28%
                 --------  --------               --------  --------
Total cost of
  sales	         $  	49.4	 $  	40.7	     21%	     $ 	139.2	 $ 	117.3	     19%
                 ========  ========               ========  ========

Percent of Revenues
- -------------------
Cost of Systems	      35%	     31%	       4%	         33%	       32%       1%
Cost of Service	      58%     	68%	     (10%)	        58%	       63%	     (5%)
Total cost of sales	  43%	     42%       	1%	         41%	       40%      	1%

  	The increase in total cost of sales, as a percentage of total net revenues, in the third quarter of fiscal 1995 as compared to the same period in fiscal 1994 is due to an increase in the cost of systems. In the first nine months of fiscal 1995 total cost of sales as a percentage of total net revenues increased over the first nine months of fiscal 1994 due to an increase in the cost of systems as well as the continued growth of service and license revenues, which have a higher cost of sales structure than system sales.

Systems
- -------
  	The increase in cost of systems as a percentage of total systems revenues in the third quarter of fiscal 1995 compared to the same period in the prior year was due primarily to product mix changes, particularly a decrease in sales of upgrades and expansions which generally carry lower costs.  The increase in cost of systems as a percentage of total net systems revenues in the first nine months of fiscal 1995 was due primarily to product mix changes.

Service and license
- -------------------
  	The decreases in cost of services as a percentage of total service and license revenues in the third quarter and the first nine months of fiscal
1995 compared to fiscal 1994 were primarily due to the increase in ONS revenue, which has a lower cost structure as a percentage of service and license revenue than hardware repair and maintenance.

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

RESEARCH AND DEVELOPMENT

                       Three Months Ended                Nine Months Ended
                 -----------------------------    -----------------------------
                 March 31,	March 31,	Increase/	   March 31,	March 31,	Increase/
            		     1995			   1994		  (decrease)		   1995			   1994		  (decrease)
                 --------- --------- ----------   --------- --------- ----------
                                      	(Dollars in millions)

Expenses 	        $  	18.8	$  	14.0	    34%	      $  	54.3	 $  	41.7	     30%

Percent of revenues	   16%	     14%	     2%           	16%      	14%	      2%

  	The increase in research and development expenses is due to the Company's increased spending on projects to meet customer commitments, the adaptation of existing products and technology for international markets, and the continued commitment to the development of new products and enhancements to existing products. Additionally, the Company incurred a one-time charge of approximately $1.2 million during the third quarter of fiscal 1995 related to a canceled contract for software development. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                       Three Months Ended               Nine Months Ended
                 -----------------------------    -----------------------------
                	March 31,	March 31,	Increase/	   March 31,	March 31,	Increase/
		                 1995			   1994		  (decrease)		   1995			   1994  		(decrease)
                 --------- --------- ----------   --------- --------- ----------
                                       (Dollars in millions)

Expenses 	       $  	37.7	 $  	36.2	    4%	       $ 	111.4	 $ 	107.4	      4%

Percent of revenues	  33%	      37%	   (4%)	           33%	      37%	     (4%)

  	The increase in absolute dollars resulted from the Company's continuing efforts to develop and manage its organization, train new and existing personnel and the commitment of resources to support international opportunities. These increases were partially offset by a reduction in legal expenses of approximately $0.9 million related to ongoing patent litigation incurred in the first nine months of fiscal 1994, the absence of costs related to the departure of the prior CEO which were incurred in the second quarter of fiscal 1994 and reduced occupancy costs due to the consolidation of certain office facilities in fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues. Additionally, the Company is currently involved in patent litigation that may cause an increase in legal expenses in the future.

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

INTEGRATION COSTS

  	In connection with the VMX merger in fiscal 1994, the Company recorded $18.3 million of integration costs.  In fiscal 1995, an additional $2.3 million of integration costs were incurred which related primarily to literature design for name change and other modifications to literature for the merged Company and the consolidation of processes and computer systems of the merged Company.

INTEREST AND OTHER INCOME (EXPENSE), NET

  	Interest and other income (expense), net for the third quarter and first nine months of fiscal 1995 improved $3.7 million from the same periods of fiscal 1994. The improvement is primarily attributable to merger expenses of $3.6 million recorded in the third quarter of fiscal 1994 for which no such expenses were incurred in fiscal 1995. Interest and investment income for the third quarter and first nine months of fiscal 1995 decreased compared to fiscal 1994 as a result of lower cash and equivalents and short-term invest-ment balances in fiscal 1995. The decrease in interest and investment income was offset by net foreign exchange gains in the third quarter and first nine months of fiscal 1995 as compared to net losses in the same periods in fiscal 1994.

INCOME TAXES

  	The Company's effective tax rate was 29 percent and 32 percent in the third quarter and first nine months of fiscal 1995, respectively, as compared to 23 percent and 22 percent in the corresponding periods of fiscal 1994.  The effective rate was lower in fiscal 1994 due to a combination of factors.
First, various tax assets of VMX that had been fully reserved were recognized as a tax benefit.  Additionally, the retroactive reinstatement of the federal research and development credit for the fiscal year ended June 30, 1993, had a favorable impact on the effective tax rate in fiscal 1994.  The Company expects its effective tax rate to be approximately 32 percent for the remainder of fiscal 1995.

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
		        and Results of Operations (Continued)

  	The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain or improve its competitive position. The Company's backlog on a quarterly basis will not generally be large enough to assure that the Company will meet its revenue targets for a particular quarter. Furthermore, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. The integration of certain operations as a result of the merger with VMX continues to require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company is executing a plan to reduce certain expenses by eliminating duplicate facilities, employees, marketing programs and other expenses. These efforts are expected to continue through the first quarter of fiscal 1996 as the consolidation of the Company's manufacturing facilities progresses. There can be no assurance that Octel will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Although it believes there are opportunities to gain from synergies resulting from the VMX merger, the Company cannot determine the ultimate effect that new products and services and the integration of Octel and VMX will have on revenues, earnings or stock price.

  	The Company has recently adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000.  This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees.  While the Company believes that this approach will make it more competitive, there can be no assurance that this approach will be successful in winning additional sales or will not defer revenue that might have other-
wise been received earlier.  Difficulties in implementing this approach, deferral of revenue or the failure to generate additional sales could have an adverse effect on the Company and its results of operations.

  	Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Further, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

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
		        and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

  	The Company's cash and equivalents and short-term investments in the first nine months of fiscal 1995 decreased $35.4 million from June 30, 1994. Cash flows from operations resulted in a net source of cash of $32.5 million in the first nine months of fiscal 1995. The primary uses of cash during the first nine months of fiscal 1995 were investment in property, plant and equipment of $42.2 million, the repurchase of common stock for $25.3 million and the payment of $5.1 million for the August 1994 purchase of certain intellectual property and fixed assets.

  	As of March 31, 1995, the Company had invested $48.2 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company now occupies those facilities. The Company expects to purchase additional equipment and make certain leasehold improve-ments during the remainder of fiscal 1995. The Company anticipates that its property, plant and equipment investments will result in reduced operating expenses, greater efficiencies and increased capacity and flexibility for the Company.

  	In connection with the VMX merger, the Company recorded $18.3 million of integration costs in fiscal 1994. As of March 31, 1995, the balance of expected future cash expenditures was $7.6 million. The majority of this amount will be spent during the remainder of fiscal 1995 and the first quarter of fiscal 1996 as consolidation of the Company's manufacturing facilities progresses.

  	In addition to the integration costs recorded in fiscal 1994, the Company incurred additional merger-related integration costs during fiscal 1995 of $2.3 million, which have been charged to operations. Remaining integration charges are expected to be in the form of cash expenditures and are estimated at approximately $2.1 million. The remaining costs are primarily for consol-idating processes and computer systems of the merged Company and literature design for name change and other modifications to literature for the merged Company.

  	In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of March 31, 1995, the Company had repurchased 1,165,600 shares of its Common Stock at an average per share price of $22. The Company expects to continue to repurchase its Common Stock under this program.

  	In August 1994, the Company purchased certain intellectual property and fixed assets from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process technology and $0.4 million was allocated to property and equipment. During the third quarter of fiscal 1995, the remaining balance of the $5.1 million purchase price was paid.

  	The Company anticipates that cash flows from operations and existing cash and equivalents and short-term investment balances, together with its exist-ing $30 million bank line, will be adequate to meet the Company's cash requirements through the end of calendar 1995.

                       OCTEL COMMUNICATIONS CORPORATION

                                   PART II

                              OTHER INFORMATION

Item 1.  	Legal Proceedings

Theis Research, Inc.
- --------------------
  	The Company and Northern Telecom were engaged in a jury trial versus Theis Research, Inc. (Theis) in the Northern District of California during the first quarter of fiscal 1995. The trial centered on Theis' allegation that Octel and Northern Telecom were infringing three patents held by Theis. In October 1994, the jury returned a verdict finding, among other things, that Octel and Northern Telecom were correct in their claim that the three patents at issue were invalid. Post-trial motions are pending, and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

Gilbarco Inc.
- -------------
  	In January 1994, Gilbarco Inc. (Gilbarco) filed suit in the U.S. District Court for the District of Colorado against the Company and one of its telephone company customers, U.S. West, alleging infringement of a United
States patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement and asserting several affirmative defenses, including an assertion that the patent is invalid and unenforceable.

  	In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Fact discovery in the case is substantially complete and a trial date has been set for October 16, 1995.

  	The Company is currently planning to file one or more motions before the trial which could dispose of some or all of the claims asserted against it.

  	The Company believes, based on information currently available, that the Company is not infringing any valid patents of Gilbarco. The Company will vigorously defend the patent infringement claims and any related claims for compensatory damages. While litigation is inherently uncertain, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

Item 6.  	Exhibits and Reports on Form 8-K

   	(a)	  Exhibits
		        Exhibit No.		      Description
          -----------        -----------
	            11			           Statement re computation of earnings per share

   	(b)	  Report on Form 8-K

			       No report on Form 8-K was filed by the Company during its fiscal quarter ended March 31, 1995.

                    OCTEL COMMUNICATIONS CORPORATION

                               SIGNATURES


  	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  OCTEL COMMUNICATIONS CORPORATION


Dated:  May 11, 1995

                   	              /s/ ROBERT COHN
                                  -----------------------------------
                                  Robert Cohn, President and Chief Executive
                                   Officer



         	                        /s/ HERZEL ASHKENAZI
                                 ------------------------------------
                             	   Herzel Ashkenazi, Controller
                                	(Chief Accounting Officer)