Form 10-K
period 1995-06-30
OCTEL COMMUNICATIONS CORP
filed 1995-09-28
CIK 792723

                    As filed with the Securities and Exchange
                        Commission on September 28, 1995
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     /X/   Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1995 or

     / /   Transition report pursuant to section 13 or 15(d) of Securities
Exchange Act of 1934 [No Fee Required] For the transition period from ________ to ________

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

                                   Yes  X  No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 19, 1995 was $638,165,602 based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding as of September 19, 1995 was 24,593,596.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Octel Communications Corporation tentatively scheduled to be held on November 16, 1995 are incorporated by reference in Part III of this Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I          ........................................................................................      4

     ITEM 1.    BUSINESS................................................................................      4

               Introduction.............................................................................      4
               Corporate Strategy.......................................................................      5
               Customer Base............................................................................      7
               Products.................................................................................      8
               Sales, Customer Support and Warranties...................................................     10
               Backlog..................................................................................     11
               Competition..............................................................................     12
               Manufacturing............................................................................     14
               Research and Development.................................................................     14
               Government Regulation....................................................................     15
               Patents, Copyrights, Trademarks and Technology Licenses..................................     16
               Employees................................................................................     17

     ITEM 2.    PROPERTIES..............................................................................     17

     ITEM 3.    LEGAL PROCEEDINGS.......................................................................     18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     18

EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION..................................................     18

PART II         ........................................................................................     20

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.....................................................................     20

     ITEM 6.    SELECTED FINANCIAL DATA.................................................................     21

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...............................................................     21

                Basis of Presentation...................................................................     21
                Results of Operations - Annual..........................................................     21
                Net Revenues............................................................................     21
                Cost of Systems and Services............................................................     23
                Research and Development................................................................     24
                Selling, General and Administrative.....................................................     24
                Non-recurring Charge for Acquired In-process Research and Development...................     25
                Integration Costs.......................................................................     25
                Interest and Other Income (Expense), Net................................................     25

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                            PAGE
                                                                                                            ----
       Income Taxes.....................................................................................     25
       Dividends........................................................................................     26
       Results of Operations - Quarterly ...............................................................     26
       Liquidity and Capital Resources..................................................................     27
       Factors That May Affect Future Results of Operations.............................................     28

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................     30

         Index to Consolidated Financial Statements.....................................................     30

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................     50

PART III        ........................................................................................     50

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................     50

     ITEM 11.   EXECUTIVE COMPENSATION..................................................................     50

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..............................................................................     50

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................     50

PART IV         ........................................................................................     50

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K................................................................................     50
                (a)  1.   Consolidated Financial Statements and Financial Statement
                          Schedule......................................................................     50
                     2.   Exhibits......................................................................     51
                (b)  Reports on Form 8-K................................................................     52
                (c)  Exhibits...........................................................................     52
                (d)  Financial Statement Schedule.......................................................     52

SIGNATURES        ......................................................................................     53

                                     PART I

ITEM 1.           BUSINESS

     Octel Communications Corporation (Octel or the Company) is a world leader in voice processing technology, with a market share estimated by Dataquest to be approximately 23%. Octel's voice processing technology integrates with both telephone and data networks. The Company's broad array of products and services allows users to communicate more effectively by making it simple to deliver and exchange information over world-wide communications networks. Over 29 million Octel mailboxes have been deployed in over 40 countries. The Company sells and supports hardware and software and is a major provider of voice messaging services in both the public and private sectors. The Company's products and services enable people to send voice and fax messages to each other and to have their telephones and fax calls answered by a voice mail system. Octel's 18,000 customers include many small and medium-sized businesses, large international corporations (including over 70% of the Fortune 50), universities, governments, major telephone companies and many major cellular providers worldwide.

     The Company was reincorporated in Delaware in December 1989 as the successor to a California corporation and a related corporation and research and development limited partnership first formed in 1982.

INTRODUCTION

     Over the past few years, the communications environment has broadened substantially. The demand for communications has created many different options such as voice messaging, telephone answering, telecommunications, fax, paging, overnight couriers, radio systems, postal delivery systems and the Internet for both business and personal use. Because of information's great importance, communication tools are more pervasive and important in people's lives than ever before. The Company's customers use voice messaging technology to meet a number of objectives, including increased efficiency, improved customer service, enhanced business competitiveness, increased operating flexibility and greater employee productivity. Voice messaging allows the user to be accessible 24 hours a day. With fax processing capabilites, subscribers can efficiently receive, store, retrieve and redirect fax documents using any touch-tone phone.

     Voice messaging has a number of advantages over electronic mail (e-mail) and other communication mediums. Voice messaging:

- TAKES ADVANTAGE OF THE ACCESSABILITY OF THE TELEPHONE TO SEND AND RECEIVE MESSAGES. Users can send or listen to voice messages from nearly any telephone at any time. E-mail requires that users have access to a computer. Computer access while traveling or at home can be inconvenient or not readily available.

- IS SIMPLE, FAST AND CONVENIENT. Speech is one of our most basic skills. Voice messaging allows users to take advantage of this skill and to convey emotions, humor, subtlety and nuance in a message-characteristics that are much more difficult to duplicate in a written format. Furthermore, voice messages are quick and easy to create and send.

- DOESN'T REQUIRE A "REAL-TIME" SCHEDULE. With messaging, one party sends a message when it is convenient for them; the receiving party (or group) listens to the message and responds at their convenience. There is no need to arrange for a time that is mutually convenient for all parties, and so communications need not be deferred until everyone is available. This ability is especially useful when traveling or messaging across time zones.

- IS IDEALLY SUITED FOR MESSAGING TO GROUPS. In the developed parts of the world, nearly everyone has a telephone. In developing regions, many people are gaining access to phone lines through wireless services. As a result, a single voice message can be distributed to a broad audience.

- USES FIXED LINE AND WIRELESS TELEPHONE NETWORKS TO SEND AND RECEIVE MESSAGES. These networks are generally more pervasive and reliable than data communications networks such as the Internet, on-line services and in-house networks.

     Voice messaging is increasingly available to small businesses and homes via telephone and cellular providers. Despite these advances, it is still difficult to connect incompatible systems internally and externally and to interconnect global sites. The Company believes this has been a barrier to effective messaging. Over the past three years, the Company has endeavored to develop a network that would allow seamless voice messaging among disparate systems and ultimately allow messaging to anyone with a telephone number and networking capability. With the introduction of OcteLink services in July 1995, the barrier to effective messaging is being overcome. Using OcteLink provides ubiquitous message exchange regardless of the voice processing system used or its location.

CORPORATE STRATEGY

     Broad Product Line

     After becoming a publicly traded company in 1988, Octel pursued a strategy of both vertical and horizontal integration. Having developed the broadest range of voice processing systems in the industry, Octel acquired several companies which expanded the range of its product and service offerings. In 1992, the Company merged with the PC Products Division (OPCPD, formerly Compass), a software developer and marketer of personal computer (PC) based voice processing systems. In 1992, the Company also acquired Octel Network Services (ONS, formerly Tigon), from Ameritech, a Regional Bell Operating Company (RBOC) based in Chicago, Illinois. ONS specializes in the outsourcing and management of voice messaging systems.

     In March 1994, the Company merged with VMX, Inc. (VMX), a designer, manufacturer and marketer of integrated voice mail systems and software products. The VMX product lines were integrated with Octel's product line in early fiscal 1996. As part of the merger, the Company also acquired VMX's subsidiary, Rhetorex, a designer and manufacturer of voice processing components for PCs including board-level hardware and operating system software.

     The Company has also acquired certain intellectual and personal property from other companies such as its fiscal 1992 acquisition of a provider of interactive voice response technology in Israel and its fiscal 1995 acquisition of certain assets of a French software company which provides voice processing solutions for the Voice Information Services (VIS) marketplace.

     The key strengths of Octel's broad product and service offerings are its:

- LARGE INSTALLED BASE/GLOBAL PRESENCE: With over 45,000 systems installed at more than 18,000 customers in over 40 countries, Octel has a large installed base from which it may derive future revenues in the form of upgrade options, replacement products and new technology enhancements.

- BROAD PRODUCT LINE: Octel's solutions meet the needs of emerging companies, small- to medium-sized businesses with satellite offices and branch offices, and multinational corporations with large branch offices and subsidiaries worldwide. Recently, the Company consolidated its Octel and VMX products into a single product family called the Octel Overture Message Server family. These products are scalable, designed for multi-application environments and support the most widely deployed messaging software in the world. In addition to the Overture product family, the Company also designs and sells the Sierra system, which is a multi-application voice information processing system specifically designed to meet the special needs of telephone companies and other VIS customers.

- COMPATIBILITY WITH PUBLIC BRANCH EXCHANGE (PBX) SYSTEMS: Octel's voice messaging systems work with nearly every brand of PBX system in the world.

- UPGRADEABILITY: Octel's voice messaging solutions enable businesses of all sizes to protect their technology investments and to expand and grow as their needs change. For example, customers who invested in Octel's original Aspen system eleven years ago can migrate to one of the new Octel Overture Message Servers without losing some important resources - their voice mail database information, applications, software features, voice recordings and messages. Furthermore, Octel's Capacity On Demand (COD) software allows customers to enable additional message storage hours, system mailboxes and fax capabilities on an as-needed basis.

- ENTERPRISE-WIDE NETWORKING: As corporations move toward distributed, enterprise-wide information systems, networking capabilities become even more crucial. Via OctelNet, the Company's networking software application, Octel customers on Octel systems at different locations can exchange messages. Via "digital networking," customers can use their existing Local Area Network (LAN) and Wide Area Network (WAN) infrastructure to transfer voice messages between users. This serves to improve speed and voice quality while leveraging existing technology investments to reduce costs. In the future, it is anticipated that the integration of voice on the information superhighway will allow voice and fax messages to be accessed, manipulated and transferred just like any other digital data by devices of all types - from desktop computers to personal digital assistants. The Company's Digital Networking, announced in March 1995, represents a key component of Octel's vision to bring voice processing to enterprise networks worldwide. Octel is continuing to enhance its product lines and plans to introduce digital networking on all product platforms in the next few years.

- OCTEL NETWORK SERVICES: ONS is the largest voice messaging outsourcing organization in the world. It performs millions of messaging transactions for approximately 900,000 end users from more than 600 customers on a daily basis. An increasing number of the Company's GBS and VIS customers are recognizing the benefits of outsourcing the management of their voice mail networks. ONS provides complete voice mail network management, disaster recovery, voice processing services, operations management, systems administration and project management.

- STRONG DISTRIBUTION PARTNERS: Octel has a strong distribution network to reach corporations, governments and institutions through a combination of direct sales, independent distributors and original equipment manufacturers
     (OEMs) in the United States and international markets.

- COMPLETE SOLUTION: The Company competes in two major markets: Global Business Solutions (GBS) for corporations, institutions and governments and VIS for service providers. Furthermore, Octel provides software, hardware, outsourcing and customer services and support to customers in both GBS and VIS markets giving the Company a broad infrastructure to support customers' voice messaging needs globally.

     Octel's Messaging Strategy

     In July 1995, Octel introduced OcteLink, a revolutionary new form of global voice message exchange. Octel's ultimate goal is to link all voice messaging systems and services together over the telephone network so that anyone, anywhere with access to a telephone and networking capability - regardless of protocol, system size or geographic location - will be able to send a voice message to anyone else.

     Octel has developed a two-pronged approach to address this global messaging strategy:

- First, Octel is developing "unified messaging" products for voice, fax and e-mail messaging. Unified messaging essentially unites voice, fax and e-mail messaging together in a client/server architecture using standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology. Octel's first implementation of unified messaging will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture.

- Second, Octel's goal is to expand the messaging network beyond traditional user boundaries. Octel has developed OcteLink - the world's first "messaging post office" that allows the interconnection of virtually any voice mail system, regardless of protocol, system size or geographic location. OcteLink's global message exchange is intended to make it easier to send or receive voice mail, fax and, in the future, e-mail messages. This global messaging network is designed to link commercial, residential and institutional customers worldwide.

     Strategic Business Units

     Octel has historically focused on two principal customer markets: Global Business Solutions (formerly Customer Premise Equipment) and Voice Information Services. At the same time, the Company continued to broaden its product line to address these markets. Accordingly, in fiscal 1995, the Company's management was reorganized to center on three Strategic Business Units which are focused on serving the specific needs of the respective markets:

Global Business Solutions (GBS). GBS markets include small to large corporations, institutions and government agencies worldwide. Octel's GBS group provides a wide range of voice messaging hardware, software and services to a number of these customers. Product sales to the corporate market include proprietary systems designed to meet the communications needs of mid-sized to large-sized domestic and international corporations, PC-based voice messaging systems for small businesses from OPCPD and components to Value Added Resellers
(VARs) and OEMs from the Company's Rhetorex subsidiary.

Voice Information Services (VIS). Octel's VIS group provides a wide range of voice processing hardware, software and services to voice information service providers such as RBOCs, independent telephone companies, wireless communications companies and service bureaus around the world. The VIS group also pursues opportunities in the international market for "virtual telephone" applications. Such applications use the voice mailbox as a substitute for simultaneous communication in those countries in which basic telephone service is difficult or costly to obtain.

Both the GBS and VIS business units provide services to customers including maintenance, spares and support, educational and consulting services. Maintenance, spares and support operates a 24-hour Customer Services Center in San Jose, California focused on providing domestic GBS customers the highest "system availability" utilizing the latest call center technology and training. Educational Services offers both classroom-based and computer-based training programs in the United States and Europe that allow customers to leverage their investments in the Company's products. Consulting Services offers fee-based services to design and develop sophisticated call processing business solutions for both GBS and VIS customers.

Services. This strategic business unit is comprised of ONS and OcteLink and sells to customers in both the GBS and the VIS markets. The Company's ONS division is a leading provider of voice information processing services and private network management to organizations wishing to outsource their voice processing needs. ONS operates its own independent voice processing network that spans the United States and provides international links to Canada, Europe, Japan and Australia. OcteLink is a global message exchange intended to make it easier to send or receive voice mail, fax and, in the future, e-mail messages. This global messaging network is designed to link commercial, residential and institutional customers worldwide.

CUSTOMER BASE

     By the end of fiscal 1995, Octel had an installed base of over 45,000 systems in more than 40 countries, representing a total of over 29 million mailboxes. No single customer accounted for more than 10% of the Company's total net revenues for fiscal 1995, 1994 or 1993.

     The Company's GBS customers account for over 9 million mailboxes worldwide. Corporate customers include over 35 companies in the Fortune 50 group, including Amoco, General Electric, Hewlett-Packard and Prudential Insurance.

     The Company's VIS customers are comprised of 130 service providers in 25 countries, including six of the seven RBOCs and all major Canadian telephone companies. In Europe, Octel is strong in providing voice processing services to Europe's Global System for Mobile Communications (GSM) cellular network and its emerging business and residential markets. VIS customers include AT&T Wireless (formerly McCaw Cellular), Cambridge Cable, Leicester Cable, Mannesmann Mobilfunk (Germany), New Zealand Telecom, Piltel (Philippines), Radiolinja (Finland), Telcel (Mexico), Telecom Italia (formerly SIP), U.S. West and Vodacom (South Africa). Octel has more than 20 million mailboxes deployed with over 15 million subscribers in the VIS market.

PRODUCTS

     Octel's broad product family ranges from two-port systems for as few as 20 subscribers to 432-port systems for up to 120,000 subscribers in certain VIS applications.

     GBS Products

     Octel recently consolidated all Octel and VMX products into a single product family with increased functionality and COD software via the introduction of the Octel Overture family of message servers. These message servers consolidate eleven different products into a family of five servers and three software products designed to provide customers with better price/performance, greater flexibility for system expansion, enhanced management tools and Octel's 24-hour-per-day, seven-day-per-week service and support. The new Octel Overture product line offers common features, one of two caller interfaces for those calling into an Octel system, a common pricing arrangement and a common networking scheme via the OctelNet protocols and the new OcteLink global messaging networks.

     The GBS offering currently includes the Octel Overture PC, Overture 200, Overture 250, Overture 300 and Overture 350. Overture products feature one of the following user interfaces: Octel Overture PC offers the Performer interface; Octel Overture 200 and 300 products offer the Serenade interface; Octel Overture 250 and 350 products offer the Aria interface.

- OCTEL OVERTURE PC (formerly Call Performer Plus) is a PC-based system designed for small branch offices and remote sites.

- OCTEL OVERTURE 200 (formerly the VMX 200) is a mid-level system designed for small-to-medium-sized offices and branch sites.

- OCTEL OVERTURE 250 (new product announced in July 1995 which replaces Branch, Aspen and Maxum) is a mid-level system designed for medium-sized businesses or large branch offices in the U.S., Canada and the United Kingdom.

- OCTEL OVERTURE 300 (formerly the VMX 300) is a mid- to high-end system designed for larger companies or institutions worldwide.

- OCTEL OVERTURE 350 (formerly the Aspen XC1000) is a high-end system designed for Fortune 500 companies in the United States and Canada.

- SOFTWARE SETS: Overture software products are now called Aria (replaces Aspen); Serenade (replaces D.I.A.L.) and Performer.

     System models and specifications include the following:

                                 Number of                    Number                    Hours of
         Model               Subscribers Served (1)           of Ports              Message Storage
         -----               ----------------------           --------              ---------------
     Overture PC                       2,000+                   4 - 16                         12+
     Overture 200                up to 5,000                    4 - 64                    5 - 540
     Overture 250               up to 15,000                    4 - 72                    5 - 485
     Overture 300               up to 10,000                   4 - 128                  5 - 1,085
     Overture 350               up to 30,000                  12 - 144                    5 - 725

------------------
(1) The number of users actually supported will depend upon the specific customer application.

     As Octel focuses on high value software applications, the Company will be shifting the value of its GBS product offerings from hardware to software. An example of this software focus is COD, a feature that provides lower entry costs and greater scalability. With it, users can easily and cost-effectively expand the capacity of their message servers as their needs change.

     Octel has developed integrations which permit its systems to be compatible with, and to communicate directly with, virtually all major brands of PBX telephone systems, central office switches and cellular telephone switches. Integration enables the customer's voice information processing systems to exchange data with telephone switches from different manufacturers. Integration is necessary to permit several important voice processing features. It allows the caller to reach a subscriber's mailbox directly without dialing the subscriber's extension or mailbox number and allows message notification at the subscriber's telephone.

     VIS Products

     Octel's high-capacity Sierra platform is designed to meet the special needs of RBOC and independent telephone companies and other VIS providers by supporting multiple voice processing applications from within a single platform. Sierra is designed to be expandable to suit market growth and be capable of handling a very large number of subscribers. Sierra is also designed to meet Bellcore's Network Equipment Building Systems (NEBS) standards. When configured into a three-unit cluster, the Sierra currently supports up to 120,000 subscribers, 432 ports and 2,016 message storage hours.

     Client/Server Architecture for Integrated Messaging. In order to make its VIS product line more complete, Octel intends to expand the benefits, performance and capabilities of its Sierra platform with a next-generation client/server architecture, scheduled for first-phase release in fiscal 1996. This first phase release is intended to allow VIS service providers to build voice messaging "networks" that support millions of messaging subscribers on a single platform.

     Unlike closed architectures that inhibit the integration of new technologies into networks, Octel's open architecture will be designed to provide for flexible, integrated service creation for adding multiple new technologies or network platforms. It will offer faster and less expensive service creation for large subscriber bases, enabling service providers to create customized applications more easily for various countries or communities of interest.

     The architecture will consist of a UNIX/RISC-based application that serves as a dedicated service creation environment, a new back-end database server for running the new application and a specialized Sierra Media Server that will store and process voice and fax messages. All of the stand-alone elements are based on object-oriented technology - thereby providing developers with an easy to use point-and-click graphical environment that makes application development far easier. Octel's new client/server architecture will offer:

-    an open, flexible service creation environment
-    scalable integrated services
-    seamless, transparent network offerings
-    high-performance client/server database

     The Company believes that the timely introduction and market acceptance of its next-generation client/server architecture is a key factor in determining the Company's success in the VIS market, and the Company is focusing significant resources and talent on developing and bringing products using this architecture to market. However, there can be no assurance that introduction of products using this architecture will not be delayed, allowing competitors to gain a market share advantage, or that such products will be successful in the marketplace.

     Services

     ONS. ONS is the largest voice messaging outsourcing organization in the world. ONS operates its own independent voice processing network that spans the United States and provides international links to Canada, Europe, Japan and Australia. ONS performs millions of messaging transactions for approximately 900,000 end users from more than 600 customers on a daily basis. An increasing number of the Company's GBS and VIS customers are recognizing the benefits of outsourcing the management of their voice mail networks. Some of the reasons companies are outsourcing include the customer's desire to focus on its core business, manage risk, control costs, improve overall quality, provide a guaranteed service level or to respond to a lack of internal resources. ONS provides complete voice mail network management, disaster recovery, voice processing services, operations management, systems administration and project management.

     OcteLink. In July 1995, Octel Services introduced OcteLink, the world's first network that interconnects virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. OcteLink makes possible a global network and an administrative, service and support infrastructure that enables customers to link their voice processing and other messaging systems to Octel's network easily. Messages are sent to an OcteLink hub or "messaging post office" that processes and forwards the message to the appropriate recipient. The OcteLink hubs are connected via high-speed, digital data links designed for high-quality, rapid transport of messages. These post office hubs connect voice processing and other messaging systems, sort traffic and efficiently direct each message to its destination. The hub acts as a multimedia gateway - accepting voice, fax and, in the future, e-mail with delivery based on the recipient's terminal of choice: telephone (hard-wired or cellular), PC, personal digital assistant (PDA), laptop or fax machine.

     Like the Internet, OcteLink is based upon a strong existing infrastructure. In Octel's case, the network foundation is its private telecommunications network service: ONS, the world's largest voice mail service and outsourcing organization.

     OcteLink currently supports OctelNet, Octel analog and Audio Messaging Interchange Specifications (AMIS) messaging. Support for the Internet as a delivery network and additional voice mail and communications protocols is planned for the future. Octel will also make its protocols available to other vendors under licensing arrangements so that messages can be transmitted more easily.

     Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services in multiple customer segments. Furthermore, there is no assurance that demand for a global messaging network will not be slow to materialize or that potential competitors will not successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

SALES, CUSTOMER SUPPORT AND WARRANTIES

     The Company sells and supports its voice processing systems through direct sales, independent distributors, VARs and OEM providers. This strategy reduces Octel's dependence on any single sales channel and is designed to improve market coverage and customer satisfaction for the Company's products. Direct sales operations in the United States are conducted from approximately 40 field offices and international direct sales operations are conducted from 11 offices. The Company's domestic GBS sales force is structured into four geographic areas, with each group responsible for sales - distributor, direct, and national account - within its area. A separate sales force is focused on opportunities in the domestic VIS market. Sales outside the United States are structured into three geographic territories - Canada, Europe and Intercontinental, which includes Asia-Pacific and Latin America.

     The Company believes that its network of distributors, VARs and OEM providers represents an important part of its overall sales strategy and that the loss of, or changes in the relationship with, or performance by, one or more of these sales channels could have an adverse effect on the Company's revenues and operating results. Distributors purchase products at discounts and, accordingly, the Company's operating margins can vary depending upon the mix between distributor and direct sales in any particular operating period. The Company anticipates that this mix will fluctuate in future operating periods.

     The Company offers a leasing alternative to its customers through its leasing division, Octel Capital. Customers who wish to lease the Company's products may do so using financing options available through the Company's sales organization.

     Sales outside the United States were approximately 25%, 24% and 24% of net revenues for fiscal 1995, 1994 and 1993, respectively. In fiscal 1995 and 1994, the majority of international sales were made in the United Kingdom and Canada. In fiscal 1993, the Company had substantial sales in Italy and the United Kingdom, as well as in Canada. In fiscal 1994, the Company formed wholly owned subsidiaries in Japan and Hong Kong to sell to customers in Japan and other Asia-Pacific countries. In addition, in December 1993, the Company and Alcatel Austria AG signed a joint product development and distribution agreement, pursuant to which Alcatel distributes and supports the Company's voice information processing products outside the United States and Canada.

     The Company's Customer Services Organization includes field engineers, customer support specialists and applications consultants who together provide installation and implementation assistance to end-user customers and distributors. This organization also administers technical software courses, system maintenance courses and customer support courses.

     The Company provides a warranty for parts and labor on its products which is generally for 12 months from date of shipment (or, if the Company installs the product, generally for 12 months from the date of installation). The Company maintains and services its products on a contractual basis after the initial product warranty has expired. Warranty and post-warranty service is provided directly to customers from Octel's district sales offices and through distributors, supplemented by major Octel support centers in California, the United Kingdom and Ontario, Canada. The Company maintains inventories of spare parts at a number of locations in the United States and internationally, including all Octel facilities and distributor locations, in order to provide prompt service. The Company operates a telephone support center 24 hours per day in San Jose, California to respond to requests for problem definition and resolution.

     ONS provides network management solutions throughout the United States to large corporate customers and selected foreign locations of its domestic customers, federal, state and local governments and not-for-profit organizations. Customers may choose to outsource their voice processing requirements completely through ONS rather than buy or lease equipment. ONS also provides services to Ameritech, the RBOC in the midwestern section of the United States. Through international marketing partners, ONS provides access from Australia, Europe and Japan to its voice processing network. ONS also provides complete voice processing services on a private-label basis for resale by VIS providers.

BACKLOG

     The Company's backlog at June 30, 1995 was $74.4 million compared to $72.2 million at June 30, 1994. The Company measures its backlog as confirmed orders for equipment, maintenance contracts and Octel Network Services for the next six months. An increasing portion of the backlog is from the services business, which is more predictable and reduces dependence from quarter to quarter on systems business. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments are booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. This is particularly true in the VIS marketplace, where sales orders are generally larger. Fourth quarter revenues are typically enhanced by sales incentives provided to employees and promotion programs for customers, while first quarter sales are traditionally not as strong. This seasonal pattern is likely to continue.

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

     Global Business Solutions

     In the corporate and institutional markets, Octel competes primarily with two types of companies: PBX manufacturers including AT&T, Northern Telecom Limited and Siemens Rolm Communications, Inc.; and independent voice processing manufacturers, such as Centigram Communications Corporation, as well as PC-based system suppliers, including Active Voice Corporation and Applied
Voice Technology, Inc. (AVT).

     The PBX manufacturers sell voice processing products that integrate principally with their own PBXs. These companies have considerably greater financial, technical, marketing and sales resources than the Company, and may have a competitive advantage when customers are purchasing a voice processing system at the same time they are purchasing a new PBX. They also benefit from the large installed base of their own brands of PBXs. PBX manufacturers have intensified their competitiveness by focusing on low prices, providing single source procurement and by selling voice processing equipment as a PBX peripheral device with limited, core voice processing functionality such as telephone answering and voice mail. The Company believes that its competitive strengths compared to these PBX manufacturers are its multi-application voice processing systems, the broad set of features incorporated into the Company's products, including its multiple technology applications such as fax processing, a more friendly user interface, the ability to integrate with the PBXs of multiple manufacturers and networking. The Company also believes that development and delivery of customer applications will increase in importance as a competitive factor as customers demand not only core voice processing functionality, such as telephone answering and voice messaging, but also IVR, fax, audiotex and integration with computer networks.

     The independent voice processing manufacturers (including Centigram, AVT and Active Voice) also offer multiple integrations with PBXs. The Company believes that its competitive strengths compared to these companies are its large installed base, strong support organization, broad set of features, strong financial condition and substantial cumulative investment in research and development. The Company also believes that its direct and distributor channels of distribution allow it to compete favorably with companies with only one channel of distribution. Furthermore, the Company believes that its application generators and application development specialists represent an opportunity to provide applications tailored to meet the needs of vertical and horizontal markets as well as providing unique solutions for individual customers.

     Indirect competitors may be able to compete more directly with the Company in selling to larger corporate customers and VIS providers by increasing system capacities and adding new system capabilities and applications. To the extent the Company markets additional applications that enable interaction with host computers, suppliers of such other systems as interactive voice response systems will become more direct competitors.

     The Company expects that new or enhanced products will be offered by its principal existing competitors and new competitors, including large domestic and international telecommunications and computer companies. The Company also expects that computer software vendors such as Novell, Inc., Lotus Development Corporation (a subsidiary of IBM) and Microsoft Corporation will continue to develop enhanced messaging and networking software with voice and data information processing applications.

     A large number of voice processing companies compete primarily in the market for smaller capacity systems (fewer than 16 ports) that are typically sold to smaller customers or to small offices of larger companies; however, some of these companies also use success in the smaller capacity systems market to penetrate the large capacity systems market. Some of these competitors primarily emphasize their automated attendant and call processing capabilities, while others focus on voice messaging applications. In addition, a number of companies produce personal computer add-on cards and software primarily aimed at specialized applications or small user groups. The primary competitors for the Company's PC products include other PC-based system suppliers including Active Voice and AVT. Certain PBX manufacturers, including AT&T and Northern Telecom, also offer competitive products to small businesses which are generally tailored to a specific brand of PBX. The market for smaller capacity systems is characterized by intense competition on price and sales coverage. The Company believes that as smaller businesses become more familiar with voice processing and its benefits, enhanced feature content will become increasingly important for small capacity systems. The Company believes that its PC-based products compete favorably against products from other PC-based vendors and PBX manufacturers because of their feature set and the Company's extensive dealer network.

     Competitors in the international corporate and institutional market segment vary by country and include both United States and foreign companies. In the past, international competition was less significant as markets outside of North America were less developed and competitors were in the early stages of developing their business strategies. As the international markets have developed, competition from traditional competitors as well as local start-up companies has increased. These competitors are primarily in the market for smaller capacity systems, which present competitive risks similar to those discussed above. Octel believes that factors in its favor in international markets are the broad set of features in its existing products, including its multiple technology applications, its large installed base of multinational companies and its strong financial condition. The Company's international competitive position also benefits from the distribution alliances that the Company has established with nearly 20 organizations, including Alcatel NV, a division of Alcatel Alsthom, Bull S.A., Telefon AB LM Ericsson, Hitachi, Italtel, J.S. Telecom, Mercury Communications, a subsidiary of the Cable & Wireless Group, and Siemens AG.

     Voice Information Services

     In the VIS market, Octel currently competes with Boston Technology, Centigram, Comverse, Digital Sound, Ericsson, Glenayre, Tecnomen and Unisys. Octel anticipates that this list of competitors will continue to change and evolve and that other competitors, potentially including the RBOCs, may enter the market in the future.

     Other telecommunications and computer companies, including some large companies that currently supply network and corporate infrastructure equipment to the RBOCs and some companies with greater financial and technical resources than the Company, are expected to enter the VIS market. In addition, although currently barred from such activities by governmental regulations stemming from the breakup of AT&T in 1984, the RBOCs may be allowed to manufacture their own voice processing equipment at some time in the future. The Company believes that specific product requirements are becoming clearer as the RBOCs and other telephone companies are gaining more experience with VIS. The Company continues to develop enhancements to its Sierra product to address what the Company believes are the emerging requirements of the telephone companies and other service providers. However, there can be no assurance that product requirements will not change as this market develops or that other companies will not be faster or more successful in bringing comparable products to market.

     The Company believes that the key competitive factors in the VIS market are likely to depend on the method of implementing voice information services used by the specific VIS provider. In this market, the Company believes it benefits from its greater experience in providing voice processing systems, its installed base and the reliability, capacity and broad feature functionality of its products. In addition, against certain competitors, the Company competes favorably on the basis of its strong financial condition and its limited reliance on any single customer for its viability.

     Competition in the international VIS market has primarily come from those companies based in and currently competing in the United States. As in the international GBS market, the primary competitors in international VIS markets may change as the market for voice information services develops and additional vendors are attracted. The Company believes that its strengths in the domestic VIS market will be valuable to the Company in international VIS markets.

     Current competitors or new market entrants in both the GBS and VIS markets may introduce and commercially deliver new products with features and expanded capabilities that could adversely affect the competitive position of the Company's systems in some or all of its markets. In order to maintain its competitive position, the Company must continue to develop and market new products successfully and enhance its existing products, and there is no assurance that the Company will be able to do so. Increased competitive pressures could result in intensified price competition in the Company's markets, which would adversely affect the Company's net revenues and net income.

     ONS

     ONS competes both with other voice processing service providers and with equipment manufacturers. Other services suppliers include independent companies such as VoiceCom and VoiceTel. ONS also competes with equipment manufacturers if the customer is uncertain whether to outsource its voice processing through a service provider such as ONS or purchase equipment from a manufacturer. In situations where a customer's capital budget is constrained or resources to manage systems are not present, ONS' service solutions become attractive as compared to equipment purchases. The Company believes that ONS competes favorably in the outsourcing market because of its proven experience in the business of providing outsourcing services as Tigon Corporation, years of network development and management and Octel's strong consolidated financial position.

MANUFACTURING

     The Company's manufacturing operations consist primarily of final assembly and extensive test and quality control of materials, components, subassemblies and systems. Most of the Company's high-end hardware and software product designs are proprietary, except for some peripheral products. Low-end products, such as PC products, are designed with a more open architecture. The Company currently manufactures its products in San Jose, California.

     The Company presently uses third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components for its products, certain components, including power supplies, disk drives and certain semiconductors, are presently available only from a single source or from limited sources. The Company, to date, has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. There can be no assurance, however, that such supplies will be available in the future or, if such supplies are available, that they will be available at reasonable prices. The inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would adversely affect the Company's total net revenues and net income.

RESEARCH AND DEVELOPMENT

     The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining the Company's market position, and this effort requires a high level of expenditures by the Company for research and development. The Company has continued to improve the features, capabilities, capacity and price/performance of its product line while maintaining compatibility with its customers' existing installations. The Company is currently involved in the development of new products and enhancements to its existing products to increase performance, reliability and manufacturability. The Company must continue to retain skilled research and development personnel, particularly software and hardware engineers who are generally in short supply. The Company, from time to time, has purchased and anticipates that it will continue to purchase technology from third parties.

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

     During fiscal 1995, 1994 and 1993, the Company spent $74.6 million, $58.3 million and $44.4 million, respectively, on research and development. The Company expects to continue to increase expenditures on research and development in fiscal 1996 in absolute terms and these expenses could increase as a percentage of total net revenues. During fiscal 1995, 1994 and 1993, the Company entered into development contracts with certain customers whereby the Company performed development work on applications software using customer funds. During fiscal 1995, $1.0 million ($0.8 million in fiscal 1994 and $0.3 million in fiscal 1993) was recognized as revenue and $1.0 million ($0.8 million in fiscal 1994 and $0.3 million in fiscal 1993) was charged to cost of sales for projects completed. No internal software development costs have been capitalized to date under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Prior to the merger of Octel and VMX, VMX had capitalized certain software development costs and incurred annual amortization expense. In March 1994, in connection with the VMX merger, the Company incurred a one-time pre-tax charge to cost of sales of $1.1 million to write off certain capitalized software development costs to conform accounting practices.

GOVERNMENT REGULATION

     Voice messaging services and telecommunications equipment manufacturing are regulated almost exclusively at the federal level, if at all. Other than routine equipment registration for devices attached to the public switched telephone network, the Company is not subject to federal telecommunications regulations. State regulatory authorities have sought to regulate some aspects of intrastate telephone answering and voice messaging services offered by telephone companies and may seek in the future to regulate such services offered by independent service providers such as the Company. At present, however, the Company is not subject to such state regulation.

     The activities of the RBOCs are subject to ongoing oversight by the United States District Court for the District of Columbia under the terms of the 1984 consent decree governing the breakup of AT&T. The consent decree imposed certain "line of business" restrictions which, among other things, prevent the RBOCs from offering voice messaging services that originate in one Local Access and Transport Area (LATA) and terminate in another LATA without prior approval of the District Court. The consent decree also prohibits the RBOCs from manufacturing telecommunications equipment. The RBOCs are allowed to provide customer premise equipment (CPE) and to acquire both CPE and telecommunications equipment for their own use. The RBOCs may only offer voice messaging and related services using equipment purchased or leased from unaffiliated companies such as Octel. In offering voice messaging and other "enhanced" services within LATAs, the RBOCs are also subject to various regulatory requirements of the Federal Communications Commission adopted to ensure nondiscriminatory access to RBOC customers and deter cross-subsidization by the RBOCs.

     These restrictions on the RBOCs may change in the near future because of legislation pending in the United States Congress. As of August 1995, two separate bills had passed both the House and the Senate, H.R. 1555 and S. 652, respectively. The legislation would supersede the consent decree and permit the RBOCs to manufacture telecommunications equipment and to provide inter-exchange services after complying with requirements to open their telephone networks and markets to competition. It would also allow the RBOCs to collaborate or enter royalty agreements with telecommunications equipment manufacturers such as the Company upon satisfaction of statutory requirements. While the legislation, in some form, is expected to become law, its passage is by no means certain.

PATENTS, COPYRIGHTS, TRADEMARKS AND TECHNOLOGY LICENSES

     The Company relies on a combination of patent, copyright, trade secret and trademark law, licensing and technical measures to protect its intellectual property. There can be no assurance that the Company's efforts to protect its intellectual property will be successful.

     The Company holds 31 United States patents and has 13 patent applications pending in the United States. The Company's issued patents expire on dates ranging from 2002 to 2010. The Company also has patent applications pending in many foreign countries. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that patents will be issued from any applications filed by the Company or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In spite of the possible strength of the Company's existing and future patents, the Company believes that patents are of less significance in its industry than such factors as innovation, technological expertise and distribution strength.

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

     In April 1992, the Company filed suit, in United States District Court in Northern California, against Theis Research, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. Post-trial motions are pending and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

     In January 1994, Gilbarco, Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Fact discovery in the case has been completed, expert discovery is scheduled for completion in December 1995 and a trial date has been set for March 19, 1996. The Company is currently planning to file one or more motions before the trial which could dispose of some or all of the claims asserted against it.

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

     The Company is currently evaluating several additional claims of third parties. Based in part on industry practice and in part on discussions with certain of such third parties, the Company believes that in most cases any necessary licenses or rights could be obtained on commercially reasonable terms. However, no assurance can be given that future licenses will be obtained on acceptable terms, that costly litigation will not occur or that the Company will receive a favorable decision in any litigation that may ensue. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could have a material adverse affect on the Company's operations.

     Octel, Octel Communications, the Octel logo, OctelNet, Aspen, Branch, Call Performer Plus, D.I.A.L., Maxum, Sierra, Tigon and VMX are registered trademarks of the Company. Aria, Digital Networking, OcteLink, Octel Overture Message Server, Overture, Octel Overture PC, Octel Overture 200, Octel Overture 250, Octel Overture 300, Octel Overture 350 and Serenade are trademarks of the Company. All other product names are trademarks which belong to their respective owners.

EMPLOYEES

     The Company's success depends in part upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's operating results could be adversely affected. At June 30, 1995, the Company employed approximately 2,700 people on a full-time basis. During fiscal 1996 the Company intends to hire additional personnel, especially in the international arena. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part upon its ability to attract and retain such employees, who are in great demand, and on the ability of the Company's officers and key employees to manage successfully the growth of the Company through use of appropriate management information systems and controls. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.           PROPERTIES

     The Company currently conducts all headquarter operations, except manufacturing and customer support, in a newly constructed, five building, 375,000 square foot campus and an adjacent 44,000 square foot leased building in Milpitas, California. Manufacturing and customer support operations are conducted in two leased buildings in San Jose, California totaling 170,000 square feet. These three leases expire at various dates ranging from 1997 to 1999. The Company is nearing completion of the integration of the VMX customer support facilities in San Jose. Integration of VMX's Dallas, Texas manufacturing facilities is expected to be completed during the first quarter of fiscal 1996. Movement of these operations to San Jose began in June 1995. Previously existing leases have either been terminated or subleases are being pursued. The Company also leases over 40 sales and customer support offices throughout the United States totaling 272,000 square feet. These leases expire at various dates through 2000. The aggregate monthly rental expense for leased property in the United States, excluding OPCPD, ONS and Rhetorex, is approximately $479,000, of which approximately 44% was for facilities near the Milpitas campus.

     OPCPD conducts all activities from a 35,000 square foot leased building in Sarasota, Florida with a monthly rental expense of $42,000. The OPCPD lease expires in 2005. ONS' principal offices are located in five buildings in Dallas, Texas and consist of approximately 108,000 square feet under leases which expire in 1997 and 1998. ONS also leases an additional 53,000 square feet of space for 24 operations centers and sales offices throughout the United States. The aggregate monthly rental expense for all of ONS' facilities is approximately $170,000, of which approximately 52% is for facilities at or near the Dallas offices. Rhetorex conducts all activities from a 16,000 square foot leased building in Campbell, California with a monthly rental expense of $16,000. This lease expires in 1997.

     The Company leases six offices in Canada totaling 17,000 square feet at a monthly rental expense of approximately $22,000. The Company also leases 37,000 square feet in four cities in the United Kingdom at an aggregate monthly rental expense of $104,000. Octel also has two offices in France totaling 15,000 square feet with a monthly rental expense of approximately $32,000. Additionally, the Company leases four offices in Germany, Israel, Japan and Hong Kong for total monthly rental expense of approximately $48,000. These leases expire at various dates and the Company expects to be able to renew or replace such leases at the end of their terms on a commercially reasonable basis.

     On July 6, 1995, the Company entered into a one-year operating lease for a parcel of undeveloped land adjacent to its Milpitas, California campus on which additional offices may be constructed over the next three years. Monthly rent expense varies based upon the London interbank offering rate (LIBOR). See Note 14 to the consolidated financial statements.

     The Company expects that it may require additional sales and customer support locations during fiscal 1996 and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3.           LEGAL PROCEEDINGS

     See "Patents, Copyrights, Trademarks and Technology Licenses" in Item 1 above.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

             EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION

     The executive officers of the Company and their respective ages as of July 31, 1995 are as follows:

                NAME                      AGE                                    POSITION
-------------------------------------    -------     ------------------------------------------------------------------
Robert Cohn                                46        Chairman of the Board, President and Chief Executive Officer
W. Michael West                            45        Vice Chairman
David Ladd                                 48        Executive Vice President and Chief Technology Officer
Donald L. Campodonico                      50        Senior Vice President
Charles E. Levine                          42        Senior Vice President
Edward Mattiuz                             56        Senior Vice President
Margaret Norton                            41        Senior Vice President
Carol Snell                                45        Senior Vice President
Derek S. Daley                             40        Vice President, General Counsel and Secretary
Bruce Simpson                              38        Vice President
John R. Viera                              46        Vice President

     Mr. Cohn, a founder of the Company, served as its President and Chief Executive Officer from the Company's inception in 1982 until October 1990, and then resumed those positions in November 1993. Mr. Cohn has served as a director from the Company's inception and, in June 1990, the Board of Directors appointed Mr. Cohn Chairman of the Board. Prior to founding the Company, he was employed by Acurex Corporation, a manufacturer of microprocessor-based measurement and control systems, from 1979 to 1982. From 1976 to 1979, he was employed by McKinsey & Co., Inc., a management consulting company. Mr. Cohn holds a B.S. in Mathematics and Computer Science from the University of Florida and an M.B.A. from Stanford University. Mr. Cohn is also a director of Global Village Communication, Inc., a manufacturer of communications hardware and software for personal computers.

     Mr. West serves as Vice Chairman for the Company. He joined the Company in September 1986 as Executive Vice President and was responsible for sales and customer service. From 1979 to September 1986, Mr. West was employed by ROLM, serving for three years during this period as President of an operating subsidiary of ROLM and then as General Manager of its National Sales Division. Mr. West attended Southern Illinois University.

     Mr. Ladd joined the Company in March 1994 as Executive Vice President following the Company's merger with VMX, Inc. and, as Chief Technology Officer, is responsible for research and development. At VMX, Mr. Ladd served as Executive Vice President and a director from July 1988 until March 1994. Prior to joining VMX, Mr. Ladd served as President and Executive Vice President of OPCOM, a manufacturer of call processing systems that was merged into a wholly owned subsidiary of VMX in July 1988. Mr. Ladd holds a B.A. in Engineering Physics from the University of California-Berkeley and an M.A. in Mathematics from the Stevens Institute of Technology.

     Mr. Campodonico joined the Company in July 1987 as its Director of Manufacturing and is now Senior Vice President, Operations. He is responsible for manufacturing, information systems and corporate quality. Prior to joining the Company, he was employed by ROLM, serving for two years as Vice President of Operations. Mr. Campodonico holds a B.S. in Business Administration and an M.B.A. from San Francisco State University.

     Mr. Levine joined the Company in December 1994 as Vice President and General Manager of Octel Services. Mr. Levine was subsequently named Senior Vice President and General Manager of Octel Services. Prior to joining Octel, Mr. Levine served as President and CEO of CFT Systems and as Products and Services Vice President of AT&T's General Business Systems Division. Mr. Levine has also held executive marketing positions with General Electric and Procter & Gamble. Mr. Levine graduated from Trinity College with a major in Economics and received his M.B.A. from Northwestern University.

     Mr. Mattiuz joined the Company in March 1994 in connection with the VMX merger. He is currently Senior Vice President of worldwide field operations. Prior to joining Octel, Mr. Mattiuz held executive positions with VMX, Inc., Conveyant Systems, Inc., CXC Corporation and Northern Telecom. Mr. Mattiuz holds a B.S. degree in electrical engineering from the University of Ottawa, Canada and has completed numerous management development programs from Harvard, Columbia and Harbridge House.

     Ms. Norton joined the Company in February 1988 as a Group Product Manager in Customer Premise Equipment (now GBS) Marketing and was subsequently promoted to Director of CPE Marketing, Vice President of Marketing, to Vice President and General Manager of VIS and Senior Vice President and General Manager, VIS, the position she now holds. She holds a B.A. in Economics from the University of Arizona and an M.B.A. from the University of Connecticut.

     Ms. Snell joined the Company in August 1994 and now serves as Senior Vice President and General Manager, GBS, where she is responsible for products and services to corporations, institutions and government. Prior to joining the Company, Ms. Snell was President and Chief Executive Officer of Aristacom International, Inc. from August 1993 to April 1994 and prior to that was co-founder and Senior Vice President, Worldwide Operations for Aspect Telecommunications Corporation for eight years. Ms. Snell holds a B.S. in Business from the University of North Carolina.

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

     Mr. Simpson joined the Company in conjunction with the October 1992 acquisition of Tigon Corporation (now ONS). Mr. Simpson now serves as President of ONS. Previously, Mr. Simpson served eighteen months as Vice President of Finance and Administration for Tigon. Before joining Tigon, he was Controller for Ameritech Development Corporation in Chicago, Illinois. Mr. Simpson holds an M.B.A. and a B.S. in Accounting from Northern Illinois University and is a Certified Public Accountant.

     Mr. Viera joined the Company in February 1989 as Director of Organizational Planning and was subsequently promoted to Director of Compensation, Director of Human Resources and Vice President, Human Resources, the position he now holds. He holds a B.S. in Business Administration from Golden Gate University and an M.S. in Counseling Psychology from California State University, Hayward and is a certified Senior Human Resources Professional by the International Human Resources Professional Society.

     The Company is currently recruiting for a Chief Financial Officer.

     All officers serve at the discretion of the Board of Directors. There are no family relationships between directors or executive officers of the Company.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     Octel Communications Corporation Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market under the symbol OCTL. As of June 30, 1995, there were approximately 3,194 stockholders of record. The following table sets forth for the periods indicated the high and low closing prices for Octel's Common Stock as reported by The Nasdaq National Market.

            Fiscal year 1995                                                         High       Low
            ---------------------------------------------------------               -------   -------
                Fourth quarter ended June 30, 1995                                  $29 1/4   $18 7/8
                Third quarter ended March 31, 1995                                   23 1/2    20
                Second quarter ended December 31, 1994                               21 5/8    18 3/8
                First quarter ended September 30, 1994                               24 1/4    16 1/8

                 Fiscal year 1994                                                    High       Low
            ---------------------------------------------------------               -------   -------
                Fourth quarter ended June 30, 1994                                  $26 1/4   $16 1/2
                Third quarter ended March 31, 1994                                   30        23
                Second quarter ended December 31, 1993                               28 1/2    23 1/4
                First quarter ended September 30, 1993                               24 3/4    19 1/4

     The Company has not paid cash dividends on its Common Stock to date and does not plan to pay cash dividends to its stockholders in the foreseeable future.

     The Company believes factors such as quarter-to-quarter variances in financial results and announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which often are not related to changes in the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions, such as a recessionary period or high interest rates, may adversely affect the market price of the Company's Common Stock. Both the Company's Common Stock and the stock market generally are at or near historic highs and there can be no assurance that such valuations will continue or increase.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------------------------
 (In thousands, except per share amounts)               1995             1994             1993          1992             1991
                                                     ---------         --------         --------      --------         --------
 STATEMENT OF INCOME DATA
   Total net revenues .............................   $472,592         $406,225         $338,478      $262,732         $218,494

   Operating income ...............................     42,745(1)        18,813(2)        37,122        29,526           16,573

   Net income .....................................     31,132(1)        13,543(2)        29,567        26,383           13,482

   Net income per common and equivalent share:

      Primary .....................................   $   1.26(1)      $   0.54(2)      $   1.19      $   1.08         $   0.58

      Fully diluted ...............................   $   1.21(1)      $   0.54(2)      $   1.19      $   1.08         $   0.58

   Weighted average common and
      equivalent shares outstanding:
      Primary .....................................     24,724           25,096           24,869        24,424           23,204

      Fully diluted ...............................     25,728           25,096           24,869        24,424           23,204

 BALANCE SHEET DATA
    Working capital ...............................   $123,392         $132,773         $146,978      $162,171         $135,086

    Total assets ..................................    368,276          346,128          297,383       251,955          204,780

    Long-term obligations .........................        602            1,400            1,985           409              538

    Stockholders' equity ..........................    274,943          256,192          229,681       202,386          167,903

--------------------------
(1) Includes non-recurring charges for the write-off of in-process research and development of $4.7 million ($3.2 million net of taxes) and integration costs of $2.8 million ($1.9 million net of taxes).

(2) Includes total non-recurring charges for the VMX merger and integration costs of $24.1 million ($18.8 million net of taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Effective March 31, 1994, Octel consummated a business combination with VMX which was accounted for as a pooling of interests. VMX provides integrated messaging and call processing systems, software and services that combine voice, data and image for business communications worldwide. To effect the combination, approximately 5.4 million shares of Octel's Common Stock were issued in exchange for all of the outstanding Common Stock of VMX. The net assets of VMX amounted to approximately $45.1 million at March 31, 1994. The financial information presented herein has been restated to include the accounts and operations of VMX for all periods.

RESULTS OF OPERATIONS - ANNUAL

     Net Revenues

     The Company derives revenues from the sale of systems, license fees and performance of services. Systems revenues consist of equipment, upgrades and expansions sold to corporations and other institutions, as well as telephone and cellular companies. Services revenues consist of a range of voice processing and network management services provided by ONS, particularly to customers in the residential market through an RBOC and voice services market, service contracts, applications development products, the sale of spares, licenses and hardware repair and maintenance.

                                                                                         Increase (Decrease)
                                      Year Ended June 30,                                   From Prior Year
                           ---------------------------------------                       -------------------

                              1995          1994           1993                          1995           1994
                           ---------     ---------      ----------                       ----           ----
                                   (Dollars in millions)
Systems                    $   314.3     $   292.1      $    254.9                         8%            15%
Services and license           158.3         114.1            83.6                        39%            36%
                           ---------     ---------      ----------
Total net revenues         $   472.6     $   406.2      $    338.5                        16%            20%
                           =========     =========      ==========

Percentage of Total Net Revenues
--------------------------------
Systems                           67%           72%             75%                       (5%)            (3%)
Services and license              33%           28%             25%                        5%              3%

     The growth in total net revenues since fiscal 1993 resulted from increases in the volume of services revenues generated by ONS, spares and maintenance and the sale of systems to new and existing customers and the sale of upgrades and expansions. Total domestic net revenues for fiscal 1995 were $353.6 million compared to $308.8 million in fiscal 1994, an increase of 15%. International net revenues totaled $119.0 million for fiscal 1995 compared to $97.4 million in fiscal 1994, an increase of 22%. Domestic and international net revenues for fiscal 1993 were $257.8 million and $80.7 million, respectively. International sales were primarily to customers in Europe and Canada and, to a lesser extent, New Zealand, Japan, Hong Kong and China.

     Total GBS net revenues grew by 11% compared to fiscal 1994. Domestic net revenue growth was 12% and international revenues grew 6%. The increases are due to greater sales of high-end systems offset by fewer low-end systems sales compared to fiscal 1994. During fiscal 1995, international GBS sales were generally made through the Company's direct sales force and distributors, principally in the United Kingdom and Canada. The GBS market continues to be dependent upon the following: purchases by existing customers of expansions and upgrades to support expanding corporate voice messaging networks; purchases of new, integrated applications such as fax processing by large organizations; sales to small business or branch offices of large companies of less expensive voice messaging equipment; and purchases by large organizations that have already adopted competitive voice processing technology switching to the Company's products.

     Total VIS net revenues grew by 2% compared to fiscal 1994. Domestic net revenue decreased 4% whereas international revenues grew 9%. In the United States, the Company continues to sell to customers who provide telephone answering services, which is experiencing slower growth than other VIS markets. Furthermore, the Company experienced a decline in VIS market share from fiscal 1994 to fiscal 1995. The Company continues to believe that the residential and cellular voice messaging markets are large market opportunities. The Company and its VIS customers, including the cellular companies, are working jointly to develop programs to address these markets, however, there can be no assurance that future declines in market share will not occur. International VIS sales were primarily made through the Company's direct sales force. The Company's operations in the United Kingdom made a significant contribution to international revenues as a result of new opportunities which were realized during the year, however, this increase was offset by a decrease in Canada's VIS revenues which were adversely affected by a capital spending freeze at one of Canada's largest VIS providers. International VIS net systems revenues decreased slightly in fiscal 1994 as compared to fiscal 1993 due principally to large systems sales in Italy in fiscal 1993 which were not repeated in fiscal 1994.

         Net services and license revenues increased as a result of growth in ONS revenues of 58% compared to fiscal 1994 that resulted from increased services provided to one of the RBOCs which provides residential services and from other new accounts added during the year. Higher spares and hardware maintenance revenues due to the increased installed base also contributed to the overall increase in net service revenues. In recent years, services and license revenues have experienced significant growth in absolute dollars and as a percentage of net revenues. There can be no assurance that such growth will be sustained or continue.

     Systems sales orders from VIS customers are generally larger than GBS sales and VIS customers do not follow consistent buying patterns; therefore, net revenue volume and mix in future periods could be affected by the extent and timing of new orders from VIS customers. In addition, the Company continues to monitor trends in the general economy that have previously imposed budgetary constraints and, therefore, adversely affected the ordering process of customers. The Company cannot predict how future domestic and international economic trends may affect sales orders. The Company may establish additional subsidiaries or joint ventures in the future in those countries where it believes significant sales opportunities exist. Extensive effort is required in the local government approval processes before the Company's new products or modifications to existing products can be sold and installed in each country. This work was completed in several countries during fiscal 1995. Local government approvals for other selected countries are in process.

    Cost of Systems and Services

                                                                                           Increase (Decrease)
                                      Year Ended June 30,                                     From Prior Year
                           ---------------------------------------                         -------------------

                              1995          1994           1993                            1995           1994
                           ---------     ---------      ----------                         ----           ----
                                      (Dollars in millions)
Cost of systems            $   103.5     $    89.4      $     74.9                          16%           19%
Cost of services                89.8          72.4            54.5                          24%           33%
                           ---------     ---------      ----------
Total cost of sales        $   193.3     $   161.8       $   129.4                          19%           25%
                           =========     =========       =========

Percentage of Net Revenues
--------------------------
Cost of systems                 33%           31%             29%                            2%            2%
Cost of services                57%           63%             65%                           (6%)          (2%)
Total cost of sales             41%           40%             38%                            1%            2%

     Total cost of sales as a percentage of total net revenues increased from fiscal 1994 to fiscal 1995 due to the continued growth of services and license revenues, which have a higher cost structure than systems sales, and to an increase in the cost of systems. The increase as a percentage of total net revenues from fiscal 1993 to fiscal 1994 was primarily due to non-recurring costs incurred to conform VMX's accounting practices to the Company's. This negative effect was partially offset by the effects of revenue transactions for which costs were previously expensed due to uncertainty of revenue recognition and a favorable mix in the configuration of high-end products.

     The increase in cost of systems as a percentage of total systems revenues from fiscal 1994 to fiscal 1995 was due primarily to product mix changes. The increase from fiscal 1993 to fiscal 1994 was due primarily to non-recurring costs of $2.2 million incurred to conform VMX's accounting practices to the Company's.

     The decrease in cost of services as a percentage of total services and license revenues since fiscal 1993 is primarily attributable to the increase in ONS revenues, which have a lower cost structure as a percentage of services and license revenues than hardware repair and maintenance.

     During fiscal 1995, 1994 and 1993, the Company used sales promotions and pricing programs, including price reductions and discounts, to stimulate demand for the Company's products. If the Company is required to respond to economic or competitive pressures through similar programs in the future, cost of systems and services could increase as a percentage of total net revenues.

     Research and Development

                                                                                               Increase
                                      Year Ended June 30,                                  From Prior Year
                           ---------------------------------------                      --------------------

                              1995          1994           1993                         1995            1994
                           ---------     ---------      ----------                      ----            ----
                                      (Dollars in millions)
Expenses                   $    74.6     $    58.3      $     44.4                       28%             31%

Percentage of total net
    revenues                     16%           14%             13%                        2%              1%

     The increase in research and development expenses in absolute dollars and as a percentage of total net revenues is due to the Company's increased spending on the development of new products, projects to meet customer commitments, the adaptation of existing products and technology for international markets, and the continued commitment to enhancements to existing products. Fiscal 1995 expenses also reflect research and development expenses incurred by the development facility acquired by the Company in August 1994. Additionally, the Company incurred a one-time charge of approximately $1.2 million during fiscal 1995 related to a cancelled contract for software development.

     During fiscal 1995, 1994 and 1993, the Company entered into development contracts with certain customers whereby the Company performed development work on applications software using customer funds. During fiscal 1995, $1.0 million ($0.8 million in fiscal 1994 and $0.3 million in fiscal 1993) was recognized as revenue and $1.0 million ($0.8 million in fiscal 1994 and $0.3 million in fiscal
1993) was charged to cost of sales for projects completed. No internal software development costs have been capitalized to date under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." See Note 2 to consolidated financial statements.

     The Company expects to continue to increase expenditures on research and development in fiscal 1996 in absolute terms and these expenses could increase as a percentage of total net revenues.

Selling, General and Administrative

                                                                                        Increase (Decrease)
                                      Year Ended June 30,                                 From Prior Year
                           ------------------------------------------                   -------------------

                              1995          1994             1993                       1995           1994
                           ------------  ------------   -------------                   ----           ----
                                      (Dollars in millions)
Expenses                   $   154.3     $   149.0      $    127.6                        4%             17%

Percentage of total net
    revenues                     33%           37%             38%                       (4%)            (1%)

     The increases in selling, general and administrative expenses resulted primarily from payroll related expenses for employees hired to support the growth of the Company's worldwide operations. The increases in fiscal 1995 were partially offset by a reduction in legal expenses related to ongoing patent litigation incurred during fiscal 1994, the absence of costs related to the departure of the prior CEO which were incurred during fiscal 1994 and reduced occupancy costs due to the consolidation of certain office facilities in fiscal 1995. Selling, general and administrative expenses declined as a percentage of total net revenues due to the factors discussed above and the Company's continued monitoring of expenses and employment of cost control measures. Since fiscal 1994, the Company has continued to redeploy resources to support the faster growing business segments, including the hiring of employees to support new international subsidiaries and international sales opportunities. Since the merger with VMX, the Company has analyzed organizational and operational synergies that can be achieved and began to realize the benefits from those synergies in fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of total net revenues. Additionally, the Company is currently involved in patent litigation that may cause an increase in legal expenses in the future. See "Business - Patents, Copyrights, Trademarks and Technology Licenses."

     Non-recurring Charge for Acquired In-process Research and Development

     In August 1994, the Company purchased certain intellectual property and fixed assets from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process research and development and $0.4 million was allocated to property and equipment. The in-process research and development was expensed in the first quarter of fiscal 1995.

     Integration Costs

     In connection with the VMX merger in fiscal 1994, the Company recorded $18.3 million for integration costs related to the consolidation of facilities and personnel. In fiscal 1995, an additional $2.8 million of integration costs were incurred which related primarily to literature design for name change and other modifications to literature for the merged Company and the consolidation of processes and computer systems of the merged Company.

     Interest and Other Income (Expense), Net

     Interest and other income (expense), net for fiscal 1995 increased $4.4 million from fiscal 1994 and for fiscal 1994 decreased $5.8 million from fiscal 1993. These changes were due primarily to merger related expenses of $3.6 million incurred in fiscal 1994. Since fiscal 1993, the Company has realized lower interest income due to lower interest rates and lower average cash and cash equivalent and short-term investment balances and had smaller realized gains on sales of short-term investments. During fiscal 1995, there were net foreign exchange gains of $0.8 million compared to losses of $0.4 million in fiscal 1994 and gains of $0.2 million in fiscal 1993. Other expenses in fiscal 1994 included one-time costs related to the merger with VMX for which no such expenses were incurred in fiscal 1995. Other expenses in fiscal 1993 included one-time costs associated with the acquisition of one of the Company's subsidiaries. Other expenses in each fiscal year included costs of the Company's foreign exchange hedging program and fees paid to the Company's investment advisors. The Company continues to utilize its hedging program to mitigate the foreign exchange financial exposure of foreign currency transactions.

     Income Taxes

     The effective tax rate for fiscal 1995 was 32% compared to 22% in fiscal 1994 and 28% in fiscal 1993. The lower effective tax rate in fiscal 1994 was attributable to a combination of factors. First, various tax assets of VMX that had been fully reserved were recognized as a tax benefit. Additionally, the retroactive reinstatement of the U.S. research and development credit for the fiscal year ended June 30, 1993 had a favorable impact on the effective tax rate in fiscal 1994.

     During the third quarter of fiscal 1993, but effective July 1, 1992, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Prior to this date the Company used the deferred method of accounting for income taxes under APB No. 11. As permitted by SFAS No. 109, no financial statements for periods prior to July 1, 1992 were restated. Results for the first quarter of fiscal 1993 were previously restated to include a charge of $115,000, representing the cumulative effect, as of July 1, 1992, of this change in accounting for income taxes. Other immaterial adjustments (netting to $115,000) were made to the tax provision in the first quarter of fiscal 1993 to reflect the change to SFAS No. 109. No adjustments to the second quarter results of fiscal 1993 were necessary. See Note 13 to the Consolidated Financial Statements.

     Dividends

     The Company has not paid cash dividends on its Common Stock to date and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business and to repurchase shares of its Common Stock under a program approved by the Board of Directors. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS - QUARTERLY

     The following table presents unaudited quarterly operating results and certain items as a percentage of total net revenues for the Company's four quarters in fiscal 1995. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information. This information should be read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period.


                                                                           FISCAL QUARTER ENDED
-------------------------------------------------------------------------------------------------------------------------------
                                              SEPT. 30, 1994         DEC. 31, 1994        MARCH 31, 1995         JUNE 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)
Net revenues:
   Systems ..............................    $ 69,901      66%     $ 78,542      68%     $ 74,653      65%     $ 91,247      67%
   Services and license .................      35,844      34%       37,698      32%       40,389      35%       44,318      33%
-------------------------------------------------------------------------------------------------------------------------------
      Total net revenues ................     105,745     100%      116,240     100%      115,042     100%      135,565     100%
Costs and expenses:
   Cost of systems ......................      21,537      20%       25,970      22%       25,981      23%       30,053      22%
   Cost of services .....................      20,591      19%       21,731      19%       23,391      20%       24,074      18%
   Research and development .............      17,538      17%       18,018      16%       18,786      16%       20,302      15%
   Selling, general and administrative ..      36,331      34%       37,388      32%       37,724      33%       42,859      32%
   Non-recurring charge for in-process
     research and development............       4,725       4%           --       --           --       --           --       --
   Integration costs ....................         250       --          759       1%        1,252       1%          587       --
-------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses ..........     100,972      95%      103,866      89%      107,134      93%      117,875      87%
-------------------------------------------------------------------------------------------------------------------------------
Operating income ........................       4,773       5%       12,374      11%        7,908       7%       17,690      13%
Interest and other income, net ..........         841       1%          685       1%          683       1%          678       1%
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..............       5,614       5%       13,059      11%        8,591       7%       18,368      14%
Provision for income taxes ..............       1,800       2%        4,300       4%        2,500       2%        5,900       4%
-------------------------------------------------------------------------------------------------------------------------------
  Net income ............................    $  3,814       4%     $  8,759       8%     $  6,091       5%     $ 12,468       9%
===============================================================================================================================
  Net income per common and
   equivalent share:
   Primary and fully diluted.............    $   0.15              $   0.36              $   0.25              $   0.50
-------------------------------------------------------------------------------------------------------------------------------
Number of shares used in calculation:
   Primary and fully diluted.............      25,132                24,428                24,729                24,838
===============================================================================================================================

Percentage amounts may not total due to rounding.

     Lower total net revenues in the first quarter compared to the prior and subsequent quarters are due primarily to a historically slow summer both domestically and internationally. The increase in fourth quarter net revenues compared to prior quarters resulted from special promotions for existing and new products introduced during the third quarter of fiscal 1995.

     Cost of systems, as a percentage of total net revenues, increased throughout the year primarily as a result of higher systems costs related to changes in product mix, whereas cost of services as a percentage of total net revenues remained relatively flat throughout the year.

     Operating margin for the first quarter was affected by the lower revenues discussed above combined with the non-recurring charge for acquired in-process research and development. Excluding the non-recurring charge, operating margin for the first quarter would have been 9 percent. Third quarter operating margin was affected by higher integration costs as the Company continues to finalize the consolidation of VMX operations. Fourth quarter operating margin was affected by higher revenue, a favorable product mix and significant efforts to reduce expense growth.

     The quarterly effective tax rates reflect the provision required for the annual rate of 32%.

     The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments have historically been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. This is particularly true in the VIS market, where sales orders are generally larger. The Company offers products with base system list prices from approximately $11,000 to over $1,250,000 depending on customer configurations and requirements, and generally has a higher gross margin on its fully configured products. The Company provides discounts to distributors and generally has a higher gross margin on direct sales. In addition, the Company's services and license revenues generally have lower gross margins than systems gross margins. As a result, the Company's revenues and gross margins will be affected by the product, service and channel mix and timing of orders it receives. In addition, because the Company recognizes revenues on sales to distributors and customers which have previously installed the Company's product at the time of shipment and on certain direct sales to end users at the time of installation, quarterly revenues can also fluctuate depending on the customer installation schedules for direct sales at the end of a quarter. Installation on direct sales typically occurs within five weeks of shipment. The Company has not experienced any significant returns by customers of any of its products.

     Fourth quarter total net revenues are typically enhanced by sales incentives to employees and promotional programs for customers; as a result, first quarter sales are typically less than fourth quarter sales. The Company anticipates that this trend will continue in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and equivalents and short-term investments decreased to $52.6 million at June 30, 1995 from $86.4 million at June 30, 1994 and $100.4 million at June 30, 1993. Cash flows from operations resulted in net cash provided of $46.8 million in fiscal 1995, $49.4 million in fiscal 1994 and $39.8 million in fiscal 1993. In fiscal 1995, cash from operations resulted primarily from net income of $31.1 million, which included $30.7 million of non-cash expenses for depreciation and amortization, offset by an increase in accounts receivable of $24.0 million. The increase in accounts receivable is due primarily to an increase in fourth quarter total net revenues of $19.0 million compared to the same quarter of fiscal 1994.

     The primary uses of cash during fiscal 1995 were investment in property, plant and equipment of $56.9 million ($58.6 million and $30.8 million in fiscal 1994 and 1993, respectively) and the repurchase of Common Stock for approximately $28.4 million ($5.8 million and $13.1 million in fiscal 1994 and 1993, respectively) under the Company's stock repurchase program, both of which aim to increase return to investors as compared to the return which would be earned by investing the cash and generating interest at the low rates available during fiscal 1995.

     As of June 30, 1995, the Company had invested $48.7 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company now occupies those facilities. Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement. Under the terms of the operating lease, the Company is contingently liable under a 97% first-loss clause for up to $9.9 million at July 6, 1996. See Note 14 to the consolidated financial statements. The Company also expects to purchase additional equipment and make certain leasehold improvements during fiscal 1996; however, spending levels are not expected to be at the levels they were in fiscal 1995 and 1994 because of the completion of the new corporate offices. The Company anticipates that its property and equipment investments will eventually result in greater efficiencies and increased flexibility for the Company.

     In connection with the VMX merger, the Company recorded integration costs of $18.3 million in fiscal 1994. In addition to the integration costs recorded in fiscal 1994, the Company incurred additional merger-related integration costs during fiscal 1995 of $2.8 million, which have been charged to operations. The charges were recorded based on decisions made by management to consolidate certain facilities and personnel. As of June 30, 1995, the balance of expected future cash expenditures was approximately $4.6 million and was recorded in "Accrued and Other Liabilities." The majority of this amount will be spent during the first quarter of fiscal 1996 as consolidation of the Company's manufacturing facilities is completed. Remaining integration charges are expected to be immaterial. The integration charges are the primary reason for the decrease in working capital from fiscal 1993 to fiscal 1994.

     In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. During fiscal 1995, the Company repurchased approximately 1.3 million shares of its Common Stock at an average per share price of $22. The Company expects to continue to repurchase its Common Stock under this program if warranted by market conditions.

     In August 1994, the Company purchased certain intellectual and personal property from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process research and development and $0.4 million was allocated to property and equipment. The in-process research and development was expensed during the first quarter of fiscal 1995. The full amount of the purchase price was paid during fiscal 1995.

     The Company anticipates that cash flows from operations, existing cash and equivalents balance, short-term investment balance and its existing $30 million bank revolving line of credit will be adequate to meet the Company's cash requirements through the end of fiscal 1996.

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

      The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain or improve its competitive position. In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. Revenues from OcteLink are expected to commence during the latter part of the second quarter of fiscal 1996 but are not expected to be material for the fiscal year and the Company expects to incur additional research and development expenditures to launch OcteLink. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services in multiple customer segments. Furthermore, there is no assurance that demand for a global messaging network will not be slow to materialize or that potential competitors will not successfully introduce alternative solutions to OcteLink that achieve better market acceptance. Additionally, the Company introduced the Overture Family of message servers in July 1995. The Overture 250 is a new product which is a mid-level system designed for medium-sized businesses and large branch offices. Although the Company anticipates a favorable reception of the Overture 250 into the marketplace, there can be no assurance that it will be successful in generating additional sales. Furthermore, the Company is developing "unified messaging" products for voice, fax and electronic mail messaging. Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in fiscal 1997; however, there can be no assurance that the product introduction will be successful in the marketplace or that it will not be delayed, thereby reducing future expected revenues or resulting in additional expenses to bring the product to market.

     The timely introduction and market acceptance of the Company's next-generation client/server architecture for its Sierra platform is a key factor in determining the Company's success in the VIS market, and the Company is focusing significant resources and talent on developing and bringing products using this architecture to market. The new architecture is scheduled for first-phase release in fiscal 1996, however, there can be no assurance that introduction of products using this architecture will not be delayed, allowing competitors to gain a market share advantage, or that such products will be successful in the marketplace, thereby resulting in additional expenses to bring the product to market or reducing future expected revenues.

     The integration of certain operations as a result of the VMX merger continues to require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. The Company has executed a plan to reduce expenses by eliminating duplicate facilities - particularly sales offices - employees and other expenses. These efforts are expected to continue through the first quarter of fiscal 1996 as the consolidation of the Company's manufacturing and support facilities is completed. There can be no assurance that Octel will be able to reduce expenses in this fashion, that there will not be high costs associated with such activities, that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of such activities. Although it believes there are opportunities to gain from synergies resulting from the VMX merger, the Company cannot determine the ultimate effect that the continued integration of Octel and VMX will have on revenues, earnings or the Common Stock price.

     During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000. This pricing approach was also adopted for other Overture system sales beginning in fiscal 1996. This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees. While the Company believes that this approach will make it more competitive, there can be no assurance that this approach will be successful in winning additional sales or will not defer revenue that might have otherwise been earned earlier. Difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing, deferral of revenue or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

     Due to the factors noted above and elsewhere in management's discussion and analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Both the Company's Common Stock and the stock market generally are at or near historic highs and there can be no assurance that such valuations will continue or increase. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

     The Company has been and may in the future continue to be required to litigate enforcement of its intellectual property or commercial rights or to defend itself in litigation arising out of claims by third parties. Such litigation, even if the Company is ultimately victorious, can be extremely expensive and may have a material adverse effect on the Company's results of operations in any particular period. Litigation may also occupy management resources that would otherwise be available to address other aspects of the Company's business. See "Business - Patents, Copyrights, Trademarks and Technology Licenses."

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENT

                                                                            Page
                                                                            ----
       Financial Statements:
           Consolidated Balance Sheets...................................    31
           Consolidated Statements of Income.............................    32
           Consolidated Statements of Stockholders' Equity...............    33
           Consolidated Statements of Cash Flows.........................    34
           Notes to Consolidated Financial Statements....................    35
           Independent Auditors' Report..................................    49

       Financial Statement Schedule:
            Schedule II - Valuation and Qualifying Accounts..............    54

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS

                                                                                                              JUNE 30,
                                                                                                        1995             1994
                                                                                                     ---------        ---------
 Current assets:
    Cash and equivalents                                                                             $  24,521        $  17,889
    Short-term investments                                                                              28,054           68,463
    Accounts receivable, net of allowance for doubtful
       accounts of $2,938 and $2,665                                                                   110,679           90,013
    Accounts receivable from related parties                                                             6,270            2,159
    Inventories                                                                                         31,151           28,920
    Prepaid expenses and other                                                                          15,448           13,865
                                                                                                     ---------        ---------
                Total current assets                                                                   216,123          221,309

 Property, plant and equipment, net                                                                    128,753           95,076
 Deposits and other assets                                                                              23,400           29,743
                                                                                                     ---------        ---------
                Total                                                                                $ 368,276        $ 346,128
                                                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Trade payables                                                                                   $  21,157        $  16,250
    Accrued compensation and employee benefits                                                          28,188           25,010
    Income taxes payable                                                                                 7,921            2,616
    Accrued and other liabilities                                                                       35,465           44,660
                                                                                                      ---------        ---------
                Total current liabilities                                                               92,731           88,536
 Long-term obligations                                                                                     602            1,400
 Commitments and contingencies (Notes 2, 9, 10, 14, 16 and 18)                                              --               --
 Stockholders' equity:
     Preferred stock, $.001 par value--authorized 5.0 million shares; none outstanding                      --               --
     Common stock, $.001 par value--authorized, 50.0 million shares; outstanding:
         1995, 23.8 million shares, 1994, 24.2 million shares                                          183,193          174,356
     Notes receivable from employees                                                                    (1,347)              --
     Retained earnings                                                                                  96,039           82,736
     Unrealized loss on marketable securities (net of deferred taxes of $86 and $330)                      (94)            (540)
     Accumulated translation adjustments                                                                  (501)            (360)
     Treasury stock at cost:  1995, 0.1 million shares, 1994, none                                      (2,347)              --
                                                                                                     ---------        ---------
         Total stockholders' equity                                                                    274,943          256,192
                                                                                                     ---------        ---------
                Total                                                                                $ 368,276        $ 346,128
                                                                                                     =========        =========

                See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR  ENDED JUNE 30,
                                                             ------------------------------------
                                                               1995          1994          1993
                                                               ----          ----          ----
NET REVENUES:
    Systems                                                  $314,343     $ 292,090      $254,860
    Services and license                                      158,249       114,135        83,618
                                                             --------     ---------      --------
        Total net revenues                                    472,592       406,225       338,478

COSTS AND EXPENSES:
    Cost of systems                                           103,541        89,423        74,856
    Cost of services                                           89,787        72,379        54,521
    Research and development                                   74,644        58,325        44,420
    Selling, general and administrative                       154,302       149,027       127,559
    Non-recurring charge for in-process
        research and development                                4,725          --            --
    Integration costs                                           2,848        18,258          --
                                                             --------     ---------      --------
        Total costs and expenses                              429,847       387,412       301,356
                                                             --------     ---------      --------
Operating income                                               42,745        18,813        37,122
Interest and other income (expense), net                        2,887        (1,470)        4,294
                                                             --------     ---------      --------
Income before income taxes and cumulative effect of
    accounting change                                          45,632        17,343        41,416
Provision for income taxes                                     14,500         3,800        11,734
                                                             --------     ---------      --------
Income before cumulative effect of accounting change           31,132        13,543        29,682
Cumulative effect of accounting change                           --            --             115
                                                             --------     ---------      --------
NET INCOME                                                   $ 31,132     $  13,543      $ 29,567
                                                             ========     =========      ========
INCOME PER COMMON AND EQUIVALENT SHARE:
 Primary:
    Income before cumulative effect of accounting change     $   1.26     $    0.54      $   1.19
    Cumulative effect of accounting change                       --            --            --
                                                             --------     ---------      --------
    NET INCOME                                               $   1.26     $    0.54      $   1.19
                                                             ========     =========      ========
 Fully diluted:
    Income before cumulative effect of accounting change     $   1.21     $    0.54      $   1.19
    Cumulative effect of accounting change                       --            --            --
                                                             --------     ---------      --------
    NET INCOME                                               $   1.21     $    0.54      $   1.19
                                                             ========     =========      ========
 Weighted average number of common and equivalent
    shares used in computation:
    Primary                                                    24,724        25,096        24,869
                                                             ========     =========      ========
    Fully diluted                                              25,728        25,096        24,869
                                                             ========     =========      ========


                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           UNREALIZED
                                                          NOTES                            GAIN (LOSS)
                                                       RECEIVABLE                              ON       ACCUMULATED
                                     COMMON STOCK       FROM SALE    DEFERRED    RETAINED  MARKETABLE   TRANSLATION
                                  SHARES      AMOUNT    OF STOCK   COMPENSATION  EARNINGS  SECURITIES   ADJUSTMENTS    TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1992         22,777,556   $149,429   $  (162)     $ (271)     $ 53,231       --         $ 159     $ 202,386
Pooling of interests
adjustments                        456,320        353        --          --            37       --            --           390
Sale of common stock under
Employee Stock Purchase Plan       251,645      4,037        --          --            --       --            --         4,037
Sale of common stock, net of
stock surrendered                  375,993      3,524        --          --           (35)      --            --         3,489
Proceeds from sale of put
warrants                                --        977        --          --            --       --            --           977
Repurchases of common stock
- retired                         (603,951)    (3,625)       --          --        (9,478)      --            --       (13,103)
Deferred compensation
amortization                            --         --        --         216            --       --            --           216
Tax benefit of stock option
transactions                            --      2,175        --          --            --       --            --         2,175
Payment on notes receivable             --         --       106          --            --       --            --           106
Translation adjustments                 --         --        --          --            --       --          (559)         (559)
Net income                              --         --        --          --        29,567       --            --        29,567
------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1993         23,257,563    156,870       (56)        (55)       73,322       --          (400)      229,681
Sale of common stock under
Employee Stock Purchase Plan       326,860      5,224        --          --            --       --            --         5,224
Sale of common stock, net of
stock surrendered                  817,921     11,256        --          --          (121)      --            --        11,135
Repurchases of common stock
- retired                         (232,000)    (1,759)       --          --        (4,008)      --            --        (5,767)
Deferred compensation
amortization                            --         --        --          55            --       --            --            55
Tax benefit of stock option
transactions                            --      2,765        --          --            --       --            --         2,765
Payment on notes receivable             --         --        56          --            --       --            --            56
Unrealized loss on marketable
securities                              --         --        --          --            --    $(540)           --          (540)
Translation adjustments                 --         --        --          --            --       --            40            40
Net income                              --         --        --          --        13,543       --            --        13,543
------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1994         24,170,344    174,356        --          --        82,736     (540)         (360)      256,192
Sale of common stock under
Employee Stock Purchase Plan       369,026      5,966        --          --            --       --            --         5,966
Sale of common stock, net of
stock surrendered                  593,090      6,870        --          --            --       --            --         6,870
Repurchases of common stock
-   retired                     (1,200,600)    (8,207)       --          --       (17,829)      --            --       (26,036)
Repurchases of common stock
-   held in treasury              (105,000)      (733)       --          --        (1,614)      --            --        (2,347)
Proceeds from sale of put
warrants                                --      1,768        --          --            --       --            --         1,768
Tax benefit of stock option
transactions                            --      2,440        --          --            --       --            --         2,440
Notes receivable from
employees                               --         --    (1,347)         --            --       --            --        (1,347)
Unrealized gain on  marketable
securities                              --         --        --          --            --      446            --           446
Translation adjustments                 --         --        --          --            --       --          (141)         (141)
Net income                              --         --        --          --        31,132       --            --        31,132
------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995         23,826,860   $182,460   $(1,347)         --       $94,425     $(94)        $(501)     $274,943
==============================================================================================================================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED JUNE 30,
                                                                 ----------------------------------------
                                                                   1995           1994             1993
                                                                 --------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 31,132       $  13,543       $  29,567
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                   30,660          34,219          22,287
   Amortization of premium on marketable securities                   187             294              --
   Deferred income taxes                                            1,537         (13,909)          1,948
   Deferred compensation                                              --               55             216
   Purchased in-process research and development                    4,725              --              --
   Changes in assets and liabilities:
     Accounts receivable                                          (24,005)        (13,572)        (20,891)
     Inventories                                                   (1,946)           (449)          1,438
     Prepaid expenses and other                                    (2,381)         (1,633)           (239)
     Trade payables                                                 4,866              46          (1,441)
     Accrued compensation and employee benefits                     3,052           4,860           3,507
     Accrued and other liabilities                                 (1,023)         25,964           3,451
                                                                 --------       ---------       ---------
         Net cash provided by operating activities                 46,804          49,418          39,843
                                                                 --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock under employee stock plans, net           11,618          16,480           7,543
   Repurchases of common stock                                    (28,383)         (5,767)        (13,103)
   Proceeds from sale of financial instruments-put warrants         1,768              --             977
   Issuance of common stock                                            --              --              18
   Payment on notes receivable                                         --              56             106
   Repayment of long-term obligations                                (831)           (605)         (1,257)
                                                                 --------       ---------       ---------
     Net cash provided by (used for) financing activities         (15,828)         10,164          (5,716)
                                                                 --------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                            (37,516)       (128,869)       (256,016)
   Sales and maturities of short-term investments                  78,421         133,115         250,965
   Property, plant and equipment additions, net                   (56,857)        (58,648)        (30,775)
   Changes in deposits and other assets                            (2,537)        (13,970)        (15,576)
   Acquisition of intellectual and personal property               (5,061)             --              --
   Net cash used in business acquisitions                              --              --          (9,391)
                                                                 --------       ---------       ---------
     Net cash used for investing activities                       (23,550)        (68,372)        (60,793)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (794)            103             214
                                                                 --------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     6,632          (8,687)        (26,452)
CASH AND EQUIVALENTS:
   Beginning of year                                               17,889          26,576          53,028
                                                                 --------       ---------       ---------
   End of year                                                   $ 24,521       $  17,889       $  26,576
                                                                 ========       =========       =========



                 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The Company designs, manufactures and markets voice information processing systems. The Company also provides voice processing and networking services. The consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Certain prior years' costs previously reported as selling, general and administrative have been reclassified to cost of services to conform to the fiscal 1995 presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash equivalents

     Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less.

     Short-term investments

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of June 30, 1994. Under the provisions of SFAS 115, the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest and other income (expense), net." The cost of securities sold is based upon the specific identification method. In accordance with the provisions of SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of June 30, 1994 of adopting SFAS 115 was to decrease stockholders' equity by $0.5 million to reflect the net unrealized loss on investments classified as "available-for-sale" and previously recorded at cost. See Note 3.

     Foreign currency translation

     The Company's foreign subsidiaries operate using local functional currencies, except for Israel, which uses the U.S. Dollar as its functional currency. Accordingly, assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions and hedge contracts are included in interest and other income (expense), net.

     Financial instruments and risk concentration

     The forward hedge contracts discussed above require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset foreign currency balances and transactions being hedged. The Company maintains policies for entering into foreign exchange contracts and investments.

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging activities. The Company's cash equivalents and short-term investments are primarily in U.S. government obligations and municipal notes and bonds that have maturities ranging from 1995 through 2003. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Balances due from international customers account for 32 percent of the total accounts receivable at June 30, 1995 (35 percent at June 30, 1994). Additionally, distributors and VIS customers comprise 13 percent and 38 percent of total accounts receivable, respectively (18 percent and 40 percent in 1994, respectively). Generally, the Company requires no collateral from customers. The Company believes that any credit risks are substantially mitigated by the Company's credit evaluation process.

     Fair value of financial instruments

     For certain of the Company's financial instruments, including cash and equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Consequently, such instruments are not included in the following table. The following table provides information regarding the estimated fair values of off balance sheet financial instruments determined based on quoted market prices of comparable instruments (in thousands):

                                          JUNE 30, 1995                     JUNE 30, 1994
                                     -----------------------           -----------------------
                                     NOTIONAL      ESTIMATED           NOTIONAL      ESTIMATED
                                      AMOUNT      FAIR VALUE            AMOUNT      FAIR VALUE
                                     --------     ----------           --------     ----------
Forward exchange contracts:
     Sell foreign currency            $10,112        $10,097           $ 17,917       $17,763
     Buy foreign currency             $ 3,174        $ 3,184           $     --       $    --

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Development costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company has not capitalized any software development costs, as the Company's current process for developing this software is essentially completed concurrently with the establishment of technological feasibility. In connection with the VMX merger, certain costs formerly capitalized by VMX were written off to conform accounting practices during fiscal 1994.

     In fiscal 1995, 1994 and 1993, the Company entered into contracts for funded software development projects. These contracts are contractual services as defined by Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." The Company defers development costs and revenue for these projects and such deferred costs are expensed to cost of sales when the related revenue is recognized. The Company maintains all rights related to the funded projects. During fiscal 1995, the Company incurred a one-time charge of approximately $1.2 million related to a cancelled contract for software development. As of June 30, 1995, all current projects are expected to be completed substantially in accordance with the related contract.

     As of June 30, 1995, $0.5 million of costs related to these contracts were deferred ($2.9 million and $1.9 million at June 30, 1994 and 1993, respectively). Prepayments recorded as a liability were $0.2 million at June 30, 1995 ($1.0 million and $0.1 million were recorded at June 30, 1994 and 1993, respectively). In fiscal year 1995, $1.0 million was expensed to cost of sales and $1.0 million recognized as revenue for contracts ($0.8 million was expensed to cost of sales and recognized as revenue in 1994 and $0.3 million was expensed to cost of sales and recognized as revenue in 1993).

     Acquired in-process research and development

     In August 1994, the Company purchased certain intellectual and personal property from another company for $5.1 million. Of the total purchase price, $4.7 million was allocated to in-process research and development and $0.4 million was allocated to property and equipment. The in-process research and development was expensed in the first quarter of fiscal 1995.

     Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

              Buildings                                     40 years
              Machinery & equipment                     2 - 10 years
              Furniture & fixtures                           5 years
              Leasehold improvements                   Life of lease

     Intangible assets

     Goodwill represents the excess of acquisition cost, including reserves for certain acquisition-related expenses, over the fair value of the net assets acquired and was being amortized on a straight-line basis over ten years. Goodwill of $1.7 million was included in the balance sheet caption "Deposits and other assets" as of June 30, 1994. During fiscal 1995, the balance in Goodwill was eliminated in connection with the reversal of remaining acquisition reserves that were no longer required.

     The Company has acquired various technology licenses and enters into other agreements requiring pre-payments. The cost of the licenses and other agreements is amortized from the date that the related product is commercially available over periods based on anticipated future revenue streams from the related products not exceeding 36 months. As of June 30, 1995 and 1994, $2.5 million and $3.3 million, respectively, were included in the balance sheet caption "Deposits and other assets" for such assets.

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

     Warranty costs

     The Company warrants its products for one year after delivery to the purchaser or after Company performed installation. Provision for estimated warranty costs is recorded at the time of sale.

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

     Net income per common and equivalent share

     Primary and fully diluted net income per common and equivalent share are computed based upon the weighted average number of common and equivalent shares from stock options and put warrants (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

3.   INVESTMENTS

     At June 30, 1995, all cash equivalents and short-term investments were considered available-for-sale securities and consisted of the following (in thousands):

                                           UNREALIZED  UNREALIZED    ACCRUED       ESTIMATED
                                  COST       GAINS       LOSSES      INTEREST      FAIR VALUE
                                -------    ----------  ----------    --------      ----------
U.S. Government securities      $12,117      $  --       $(180)      $    (82)      $11,855
Municipal notes/bonds            22,200         41         (41)          (376)       21,824
                                -------      -----       -----       --------       -------
                                $34,317      $  41       $(221)      $   (458)      $33,679
                                =======      =====       =====       ========       =======

     At June 30, 1994, all cash equivalents and short-term investments were considered available-for-sale securities and consisted of the following (in thousands):


                                           UNREALIZED  UNREALIZED    ACCRUED       ESTIMATED
                                  COST       GAINS       LOSSES      INTEREST      FAIR VALUE
                                -------    ----------  ----------    --------      ----------
U.S. Government securities      $ 9,803      $   9       $(455)      $   (103)      $ 9,256
Municipal notes/bonds            60,598         17        (441)          (891)       59,281
                                -------      -----       -----       --------       -------
                                $70,401      $  26       $(896)      $   (994)      $68,537
                                =======      =====       =====       ========       =======

     At June 30, 1995 and 1994, these securities were classified on the balance sheet as follows (in thousands):

                                          1995           1994
                                        -------        -------
Cash equivalents                        $ 6,083        $ 1,068
Short-term investments                   28,054         68,463
                                        -------        -------
                                        $34,137        $69,531
                                        =======        =======

     The cost and estimated fair value of available-for-sale debt securities as of June 30, 1995, by contractual maturity, consisted of the following (in thousands):

                                                          ESTIMATED
                                             COST         FAIR VALUE
                                          ---------       ----------
Due in one year or less                   $  15,573         $ 15,457
Due in one to three years                    14,778           14,476
Due thereafter                                3,966            3,746
                                          ---------       ----------
                                          $  34,317         $ 33,679
                                          =========         ========

     For the year ended June 30, 1995, the Company had $212.3 million in proceeds from sales of available-for-sale investments, $0.3 million of gross realized gains and $0.4 million of gross realized losses on those sales.

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

     VMX provided integrated messaging and call processing systems, software and services that combined voice, data and image for business communications, worldwide.

     Separate results of the combining entities for the periods prior to the merger were as follows (in thousands):


                                         NINE MONTHS ENDED     YEAR ENDED
                                           MARCH 31, 1994     JUNE 30, 1993
                                         -----------------    -------------
NET REVENUES:
    Octel                                     $ 216,662         $ 249,549
    VMX                                          74,270            90,463
    Less intercompany sales                      (1,233)           (1,534)
                                              ---------         ---------
                                              $ 289,699         $ 338,478
                                              =========         =========


NET INCOME:
    Octel                                     $  16,724         $  22,553
    VMX                                           4,844             7,036
    Intercompany transactions                        10               (22)
    Merger related costs and
       adjustments (net of tax benefits)        (18,755)               --
                                              ---------         ---------
                                              $   2,823         $  29,567
                                              =========         =========

     In connection with the merger, approximately $3.6 million of merger expenses were incurred and charged to interest and other income (expense), net during the third quarter of fiscal 1994. These non-recurring expenses included investment banking fees of $2.6 million, legal and accounting fees of $0.6 million and other miscellaneous expenses of $0.4 million.

     Also in connection with the merger, the Company recorded integration costs in the third quarter of fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel. Included in such integration costs were building lease termination fees and moving costs in connection with redundant facilities, employee severance, relocation expenses, and the write-off of leasehold improvements and assets impaired as a direct result of the merger. The balance in these reserves of $4.6 million at June 30, 1995 is included in "Accrued and other liabilities" on the balance sheet. Additional expenses of $2.8 million were incurred in fiscal 1995, relating primarily to literature design for name change and other modifications to literature for the merged company and the consolidation of processes and computer systems of the merged company.

     Rhetorex, Inc.

     In March 1993, the Company issued the equivalent of 346,218 shares of its Common Stock in exchange for all of the outstanding capital stock of Rhetorex, Inc. (Rhetorex), which has been accounted for as a pooling of interests. In addition the Company assumed Rhetorex stock options which represented options to purchase 3,779 shares of the Company's Common Stock subsequent to the transaction. Rhetorex designs and manufactures high performance voice processing components and software for personal computers.

     Compass Technology, Inc.

     Effective August 12, 1992, the Company consummated a business combination with Compass Technology, Inc. (now Octel PC Products Division (OPCPD)) which was accounted for as a pooling of interests. OPCPD develops and markets voice processing applications software for PC-based systems. To effect the combination, approximately 460,000 shares of common stock were issued in exchange for substantially all equity securities of OPCPD. The net assets of OPCPD amounted to $0.5 million at June 30, 1992.

5.   BUSINESS COMBINATION -- PURCHASE METHOD

     On October 21, 1992, the Company acquired Tigon Corporation (now Octel Network Services (ONS)) from Ameritech. ONS is a provider of voice processing and networking services primarily in the United States. The purchase price of $12 million was paid in cash. The acquisition was accounted for as a purchase and the results of ONS' operations were combined with those of the Company from the date of acquisition. Goodwill of $7.5 million, representing the excess of acquisition cost, including reserves for certain acquisition related expenses, over the $10.3 million estimated fair value of the net assets acquired, was recorded at the date of acquisition, prior to the adoption of SFAS No. 109. As discussed in Note 13 below, the assets and liabilities assumed in the acquisition of ONS were remeasured in connection with the adoption of SFAS No. 109 by the Company. The gross balance of goodwill at June 30, 1994 was $ 2.1 million, which reflects the change for the SFAS No. 109 remeasurement and the final purchase price allocation adjustment of $1.3 million made prior to the end of the one year anniversary date of the acquisition. Goodwill amortization expense for fiscal 1995, 1994 and 1993 was $0.2 million, $0.3 million and $0.1 million respectively. During fiscal 1995, the balance in Goodwill was eliminated in connection with the reversal of remaining acquisition reserves that were no longer required.

6.   INVENTORIES

     Inventories consist of (in thousands):

                                                 JUNE 30,
                                         -----------------------
                                           1995            1994
                                         -----------------------
Finished goods                           $ 5,009         $ 5,864
Work-in-process                            8,586          12,248
Raw materials                             17,556          10,808
                                         -------         -------
    Total inventories                    $31,151         $28,920
                                         =======         =======

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of (in thousands):

                                                         JUNE 30,
                                                -------------------------
                                                   1995            1994
                                                -------------------------
Computers and electronic equipment              $ 129,396       $  85,545
Buildings                                          35,761          28,613
Furniture and fixtures                             16,443          14,317
Land                                               12,258          12,258
Leasehold improvements                              6,273           6,867
Other machinery and equipment                       5,596          11,780
                                                ---------       ---------
    Total                                         205,727         159,380
Accumulated depreciation and amortization         (76,974)        (64,304)
                                                ---------       ---------
        Property, plant and equipment, net      $ 128,753       $  95,076
                                                =========       =========


8.   ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of (in thousands):

                                                      JUNE 30,
                                               --------------------
                                                 1995         1994
                                               --------------------
Unearned revenue and deposits                  $10,876      $ 9,240
Integration reserves                             4,583       12,516
Warranty reserve                                 3,230        2,956
Amounts due to distributors                      3,059        3,595
Reserves for acquisition related expenses         --          4,817
Other                                           13,717       11,536
                                               -------      -------
        Accrued and other liabilities          $35,465      $44,660
                                               =======      =======


     Other liabilities primarily consist of property and sales taxes, amounts due to direct customers and other liabilities.

9.   LINE OF CREDIT AND LETTERS OF CREDIT

     Effective June 1994, the Company obtained a $30 million bank revolving line of credit which also allows the Company to obtain standby letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of June 30, 1995. The line expires in June 1996.

     At June 30, 1995, the Company had $1.8 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the Letters of Credit are denominated in Japanese Yen, U.S. Dollars and French Francs and expire on various dates through July 1, 1998.

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

     The rights are redeemable at the Company's option for $0.01 per right. Additionally, the exercise price, number of rights and number of common shares that may be acquired are subject to adjustment from time to time to prevent dilution. The rights expire on July 31, 2000. At June 30, 1995 substantially all shares of Common Stock are subject to this agreement.

     Common Stock

     During fiscal 1992, a stock repurchase program was approved by the Board of Directors whereby the Company may repurchase such shares of its Common Stock on the open market as may reasonably be required for exercises under the 1985 Incentive Stock Option Plan and issuances under the 1987 Employee Stock Purchase Plan. In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. During fiscal 1995, 1994 and 1993, the Company repurchased 1,305,600 shares, 232,000 shares, and 603,951 shares, respectively. Average prices paid during these periods (exclusive of any put warrant proceeds) were $22 per share, $25 per share and $22 per share, respectively. As of June 30, 1995, approximately 1.8 million of the repurchased shares have been reissued under employee stock plans with the balance expected to be reissued under such plans in fiscal 1996.

     During fiscal 1993 and 1995, in connection with its stock repurchase program, the Company sold put warrants in a series of private placements, with the intention of reducing the cost of the stock repurchase program. The put warrants entitle the holder to sell one share of common stock to the Company for each warrant held, at a specified price, if the holder exercises the warrant. The activity for fiscal 1995, 1994 and 1993 is summarized as follows:

                                 PUT WARRANTS OUTSTANDING
                   ------------------------------------------------
                      CUMULATIVE        NUMBER OF        POTENTIAL
                   PROCEEDS RECEIVED    WARRANTS         OBLIGATION
                   -----------------    --------         ----------
June 30, 1992               --              --                 --
    Sales             $  977,000         500,000       $ 11,043,000
    Expirations             --          (200,000)        (3,750,000)
                      ----------       ---------       ------------
June 30, 1993            977,000         300,000          7,293,000
    Exercises               --          (200,000)        (5,143,000)
    Expirations             --          (100,000)        (2,150,000)
                      ----------       ---------       ------------
June 30, 1994            977,000            --                 --
     Sales             1,768,000       1,143,000         25,082,000
     Exercises              --          (383,000)        (8,436,000)
     Expirations            --          (500,000)       (10,547,000)
                      ----------       ---------       ------------
June 30, 1995         $2,745,000         260,000       $  6,099,000
                      ==========       =========       ============

     In November 1994, the Company increased the number of shares of Common Stock reserved for issuance under its 1987 Employee Stock Purchase Plan from 1,250,000 to 1,650,000. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at the lower of 85% of the fair market value of the Common Stock as of the date of grant (first day of an offering period, or for newly hired employees, the date their participation begins) or the last day of the six-month offering period. In fiscal 1995, 369,000 shares were purchased at an average price of $16.17 (327,000 in fiscal 1994 at an average price of $15.98 and 252,000 in fiscal 1993 at an average price of $16.04).

     During fiscal 1994, the Company increased the number of shares of Common Stock reserved for issuance under its 1985 Incentive Stock Plan from 6,300,000 to 9,600,000. In November 1994, the Company increased shares of Common Stock reserved for issuance under the Directors' Stock Option Plan from 200,000 to 350,000. Under the plans, stock options may be granted to employees, consultants and directors to purchase Common Stock at not less than fair market value at the date of grant. Options become exercisable as determined by the Board of Directors, generally over five years. However, options granted after June 1, 1994 become exercisable over four years. Options granted before November 1988 expire ten years from date of grant, while those granted after that date expire five and one-half years from date of grant, or within six months after becoming fully exercisable, whichever is sooner. At June 30, 1995, a total of 957,541 shares were available for future grants under the plans.

     In June 1994, the Board of Directors approved a repricing of stock options for certain employees, excluding senior management and officers. The employees had the option of either maintaining their existing options or cancelling any options with exercise prices greater than $17.25 and receiving new options representing 90% of the options being cancelled. The new options' vesting commencement date was reset to June 22, 1994 and the new options will vest at the rate of 25% each year over four years. The options expire five and one-half years from the grant date. The vested options may only be exercised when the fair market value of the Company's Common Stock equals or exceeds the original option exercise price; however, after five years and three months from June 22, 1994, the options may be exercised regardless of the fair market value of the Company's Common Stock for up to three months. Options for up to 1,574,717 shares were qualified for the repricing. Under this repricing, options for approximately 1,253,000 shares were cancelled and options for approximately 1,120,000 shares were granted. Fiscal 1994 activity has been adjusted in the table below to reflect the repricing.

     Information regarding outstanding stock options is as follows:

                                     SHARES        PRICE PER SHARE          TOTAL
                                   ---------       ---------------      ------------
Outstanding at June 30, 1992       3,995,808       $  .05 - 36.25       $ 51,751,035
    Granted                        2,022,418        11.25 - 27.25         43,628,690
    Cancelled                       (314,800)         .75 - 36.25         (4,964,760)
    Exercised                       (377,163)         .50 - 22.88         (3,577,452)
                                   ---------       --------------       ------------
Outstanding at June 30, 1993       5,326,263          .05 - 36.25         86,837,513
    Granted                        4,655,640        17.20 - 50.00        112,453,499
    Cancelled                     (2,150,920)        2.50 - 36.25        (48,031,089)
    Exercised                       (825,595)         .05 - 25.00        (11,386,983)
                                   ---------       --------------       ------------
Outstanding at June 30, 1994       7,005,388          .05 - 50.00        139,872,940
    Granted                        1,276,830        16.25 - 29.13         27,055,260
    Cancelled                       (854,770)         .55 - 36.25        (17,942,164)
    Exercised                       (603,303)         .05 - 25.00         (7,038,525)
                                   ---------       --------------       ------------
Outstanding a June 30, 1995        6,824,145       $  .05 - 50.00       $141,947,511
                                   =========       ==============       ============


     At June 30, 1995, options to purchase 2,195,647 shares were exercisable.

     At June 30, 1995, the Company has reserved shares of Common Stock for issuance as follows:

Issuance under Incentive Stock Plan and Directors' Stock Option Plan      7,781,686
Issuance under Employee Stock Purchase Plan                                  31,841
                                                                          ---------
                                                                          7,813,527
                                                                          =========

     During fiscal 1995, certain employees exercised stock options in exchange for notes. Notes receivable from the sale of stock bear interest at variable rates ranging from 6.62% to 7.43% and are due at various dates through 1998. The notes are secured, in part, by the stock issued upon exercise of the stock options.

     In October 1990, the Board of Directors authorized a restricted stock purchase of 60,000 shares for $.001 per share by an individual who was an officer of the Company. Deferred compensation, representing the difference between $.001 per share and the fair market value of the shares at the date of issuance, was amortized over the three-year vesting period. In fiscal 1994 and 1993, $55,000 and $216,000, of deferred compensation was amortized, respectively.

11.  RELATED PARTY TRANSACTIONS

     During fiscal 1995, 1994 and 1993, the Company had sales of approximately $26.0 million, $28.4 million and $23.6 million, respectively, to companies in which a member of the Company's Board of Directors is also an officer and to a company that owned approximately 3.8 percent, 6.5 percent and 9.0 percent of the Company's Common Stock at June 30, 1995, 1994 and 1993, respectively. Amounts due from these companies at June 30, 1995 and 1994 were $6.3 million and $2.2 million, respectively.

12.  INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net consists of (in thousands):

                                                           1995          1994          1993
                                                          -------       -------       -------
Interest and investment income                            $ 2,514       $ 3,216       $ 3,915
Gain (loss) on sale of short-term investments, net           (105)          (11)        1,276
Interest expense                                             (155)         (267)          (56)
Foreign exchange gains (losses), net                          774          (370)          210
Merger expenses                                              --          (3,592)         (439)
Other expense, net                                           (141)         (446)         (612)
                                                          -------       -------       -------
      Total interest and other income (expense), net      $ 2,887       $(1,470)      $ 4,294
                                                          =======       =======       =======

     Cash payments for interest were $0.2 million, $0.3 million and $0.1 million in fiscal 1995, 1994 and 1993, respectively.

13.  INCOME TAXES

     Effective July 1, 1992, the Company adopted SFAS No. 109. As permitted by SFAS No. 109, the Company elected to record the cumulative effect of adopting this pronouncement as a change in accounting principle as of July 1, 1992, the result of which was a reduction in fiscal 1993 net income of $0.1 million.

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

     As of June 30, 1995, the Company had net operating loss carryforwards of $11.8 million, resulting from the acquisition of ONS, that expire beginning in fiscal 1997 and ending in fiscal 2001. As mentioned above, a valuation allowance of $3.6 million has been recognized to offset the deferred tax assets related to those carryforwards by the tax effect of the amount of the net operating loss carryforwards which are not likely to be utilized. If realized, the tax benefit for those reserved items will be applied as a reduction of income tax expense.

     The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                        JUNE 30,
                                                               -------------------------
                                                                  1995            1994
                                                               ---------       ---------
DEFERRED TAX ASSETS:
    Reserves and accrued liabilities                           $   7,179       $  12,583
    Accumulated depreciation                                       5,193           4,522
    Net operating loss carryforwards acquired in purchase
         business combination                                      4,602           4,966
    Accrued vacation                                               2,170           1,375
    Technology purchase                                            1,830              --
    Tax credit carryforwards                                       1,669           1,634
    Accounts receivable allowance                                  1,438           1,012
    Inventory capitalization                                       1,169             577
    Profit in inventory                                            1,011              --
    Accrued commissions and compensation                             478             492
    Other                                                            258             724
                                                               ---------       ---------
        Total gross deferred tax assets                           26,997          27,885
        Valuation allowance                                       (3,637)         (3,637)
                                                               ---------       ---------
        Deferred tax assets                                       23,360          24,248
                                                               ---------       ---------
DEFERRED TAX LIABILITIES:
    Deferred revenue                                              (5,121)         (3,524)
    Amortization of spare parts inventory                         (2,117)         (2,781)
    State taxes                                                     (519)           (523)
    Amortization of purchased software                               (51)           (752)
    Profit in inventory                                               --            (715)
    Other                                                           (945)           (398)
                                                               ---------       ---------

        Total gross deferred tax liabilities                      (8,753)         (8,693)
                                                               ---------       ---------


        Net deferred tax assets                                $  14,607       $  15,555
                                                               =========       =========

     At June 30, 1995 and 1994, a net current deferred tax asset of $6.7 million and $7.5 million, respectively, has been included in the balance sheet caption "Prepaid expenses and other," and a net long-term deferred tax asset of $7.9 million and $8.1 million, respectively, has been included in the balance sheet caption "Deposits and other assets."

     Income before income taxes and cumulative effect of accounting change includes the following components:

                                                      1995      1994      1993
                                                     -------   -------   -------
Income before income taxes and cumulative effect
  of accounting change:
    Domestic                                         $38,097   $14,375   $39,684
    Foreign                                            7,535     2,968     1,732
                                                     -------   -------   -------
            Total                                    $45,632   $17,343   $41,416
                                                     =======   =======   =======

     The provision for income taxes, attributable to income before income taxes and cumulative effect of accounting change, consists of:

                                      1995           1994            1993
                                     -------        -------         -------
Income tax provision (benefit)
  Current:
    Federal                          $ 9,588        $ 8,123         $ 6,210
    State                              2,429          3,313           2,148
    Foreign                            2,475          1,454           1,274
                                     -------        -------         -------
      Total current                   14,492         12,890           9,632
                                     -------        -------         -------
  Deferred:
    Federal                               26         (7,980)          1,773
    State                                (18)        (1,110)            329
                                     -------        -------         -------
            Total deferred                 8         (9,090)          2,102
                                     -------        -------         -------
Provision for income taxes           $14,500        $ 3,800         $11,734
                                     =======        =======         =======

     The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                                     1995    1994    1993
                                                                     ----    ----    ----
Statutory federal income tax rate                                    35.0%   35.0%   34.0%
State income and franchise taxes net of federal income tax effect     3.4     8.2     4.6
Research tax credits                                                 (2.5)   (8.3)     --
Foreign Sales Corporation                                            (2.2)   (4.7)   (2.8)
Tax exempt income                                                    (1.7)   (4.1)   (1.0)
Net operating loss carryforwards                                       --    (6.0)   (5.7)
Other                                                                (0.2)    1.8    (0.8)
                                                                     ----    ----    ----
     Effective tax rate                                              31.8%   21.9%   28.3%
                                                                     ====    ====    ====

     Cash payments for income taxes were $5.7 million, $5.8 million and $13.1 million in fiscal 1995, 1994 and 1993, respectively.

14.  LEASES

     Manufacturing and administrative facilities are leased under operating leases through 2005 with certain renewal options. At June 30, 1995, future minimum annual payments under operating leases are as follows (in thousands):

1996                                                                     $11,251
1997                                                                       9,316
1998                                                                       8,375
1999                                                                       5,877
2000                                                                       3,057
Thereafter                                                                 3,704
                                                                         -------
       Total minimum lease payments                                      $41,580
                                                                         =======

     Rent expense was $9.8 million, $12.3 million, and $11.2 million in fiscal 1995, 1994 and 1993, respectively.

     On July 6, 1995, the Company entered into a one year operating lease for a parcel of undeveloped land adjacent to its current campus on which additional offices may be constructed over the next three years. This lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) and requires the Company to maintain certain financial covenants similar to its credit facilities. Future minimum lease payments under this lease are not included in the above table. In addition, this lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable to the lessor under a 97% first-loss clause for up to $9.9 million at July 6, 1996.

15.  EXPORT SALES

     Export revenues to nonaffiliated customers primarily in Europe and Canada, and to a lesser extent in New Zealand, Japan, Hong Kong and China, aggregated $119.0 million in fiscal 1995. Export revenues were $97.4 million and $80.7 million in fiscal 1994 and 1993, respectively.

16.  LITIGATION

     Theis Research, Inc.

     In April 1992, the Company filed suit, in California, against Theis Research, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. Post-trial motions are pending and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

     Gilbarco, Inc.

     In January 1994, Gilbarco, Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Fact discovery in the case has been completed, expert discovery is scheduled for completion in December 1995 and a trial date has been set for March 19, 1996. The Company is currently planning to file one or more motions before the trial which could dispose of some or all of the claims asserted against it.

     The Company believes, based upon information currently available, including consultations with patent counsel, that the Company is not infringing any valid patents of Theis or Gilbarco. The Company will vigorously defend the patent infringement claims and any related claims for compensatory damages. Legal expenses related to ongoing patent litigation were approximately $0.9 million in fiscal 1995. While litigation is inherently uncertain, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

17.  QUARTERLY RESULTS (unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight fiscal quarters in the period ended June 30, 1995.

                                    FIRST      SECOND     THIRD          FOURTH
                                   QUARTER    QUARTER    QUARTER        QUARTER
                                   -------    -------    -------        -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1995
  Total net revenues               $105,745   $116,240   $115,042       $135,565
  Gross profit                       63,617     68,539     65,670         81,438
  Net income(1)                       3,814      8,759      6,091         12,468
  Net income per common and
    equivalent share:
    Primary and fully diluted(1)   $   0.15   $   0.36   $   0.25       $   0.50
FISCAL 1994
  Total net revenues               $ 91,623   $100,879   $ 97,197       $116,526
  Gross profit(2)                    54,840     61,101     56,495         71,987
  Net income (loss)                   5,960      8,467    (11,604)(3)     10,720
  Net income (loss) per common
    and equivalent share:
    Primary and fully diluted      $   0.24   $   0.34   $  (0.49)(3)   $   0.43

---------------
(1) Includes total non-recurring charges during the first quarter for in-process research and development and integration costs of $5.0 million ($3.4 million net of taxes) and integration costs in each of the subsequent quarters of $0.8 million, $1.3 million and $0.6 million, respectively ($0.5 million, $0.9 million and $0.4 million net of taxes, respectively).

(2) Certain fiscal 1994 costs previously reported as selling, general and administrative expenses have been reclassified to cost of services to conform to the fiscal 1995 presentation.

(3) Includes total non-recurring charges for the VMX merger and integration costs of $24.1 million ($18.8 million net of taxes).

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Octel Communications Corporation

         We have audited the accompanying consolidated balance sheets of Octel Communications Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Octel Communications Corporation and its subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/  KPMG PEAT MARWICK LLP

Palo Alto, California
July 25, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 16, 1995, under the heading "Election of Directors -- Nominees."

     The information regarding executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of Octel Communications Corporation."

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 16, 1995, under the heading "Executive Compensation."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 16, 1995, under the heading "Security Ownership of Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 16, 1995, under the heading "Certain Transactions."

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

              See Index to Consolidated Financial Statements at Item 8 on page 30 of this report.

2.      EXHIBITS


EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
  3.0         Certificate of Incorporation of the Company. (1)
  3.1         Bylaws of the Company. (1)
 10.0*        1985 Incentive Stock Plan, as amended, and forms of Incentive Stock Option Agreement thereunder. (7)
 10.1*        1987 Employee Stock Purchase Plan and form of Subscription Agreement. (5)
 10.2*        1988 Directors' Stock Option Plan and form of Stock Option Agreement. (5)
 10.3*        Fiscal Year 1995 Executive Bonus Plan.
 10.10        Interface License Agreement (IMS-Link Interface) dated December 2, 1983 between Northern Telecom
              Inc. and the Company. (2)
 10.10A       Interface License Agreement (Digital Set Interface) dated March 16, 1990 between Northern Telecom
              Inc. and the Company. (4)
 10.10B       License Agreement dated February 1, 1989 between Mitel Corporation and the Company. (4)
 10.10C       License Agreement dated August 1, 1990 between ROLM Systems and the Company. (4)
 10.11        Form of Indemnification Agreement as entered into by the Company with its directors and officers. (3)
 10.12        Amended and Restated Registration Rights Agreement dated March 12, 1987 between the Company and the holders of Series A, Series B, Series C and Series D Preferred Stock, as amended by the form of
              Amendment of Registration Rights Agreement with respect to Initial Public Offering. (2)
 10.15        Credit Agreement dated June 30, 1994 between The First National Bank of Boston, Bank of America
              National Trust and Savings Association and the Company. (7)
 10.16        Common Shares Rights Agreement dated as of July 25, 1990 between the Company and Bank of America NT
              & SA. (3)
 10.17*       Executive Officer Employment Letter -- David J. Ladd. (6)
 10.18        Lease of Land Agreement dated July 6, 1995 between Sumitomo Bank Leasing and Finance, Inc. and the
              Company.
 11.0         Statement re computation of 1995 per share earnings.
 21.0         Subsidiaries of the Company.
 23.0         Consent of Independent Auditors (KPMG Peat Marwick LLP).
 24.0         Power of Attorney (see page 53).
 27.0         Financial Data Schedule (EDGAR version only).

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

(4) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during fiscal 1995.

(c)   EXHIBITS

      See Item 14(a) above.

(d)   FINANCIAL STATEMENT SCHEDULE

      See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        OCTEL COMMUNICATIONS CORPORATION

Dated:  September 28, 1995                 By: /s/ ROBERT COHN
                                           -------------------------------------
                                           Robert Cohn, Chairman of the Board,
                                           President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Cohn and Derek S. Daley, jointly and severally, his attorneys-in-fact, each with the power of substitution, for the undersigned in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or any substitute or substitutes, may do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                                 TITLE                                DATE
          ---------                                 -----                                ----
/s/ ROBERT COHN                  Chairman of the Board, President and Chief      September 28, 1995
------------------------------   Executive Officer (Principal Executive
(Robert Cohn)                    Officer)


/s/ W. MICHAEL WEST              Vice Chairman of the Board (Principal           September 28, 1995
------------------------------   Financial Officer)
(W. Michael West)

/s/ HERZEL ASHKENAZI             Vice President and Corporate Controller         September 28, 1995
------------------------------   (Principal Accounting Officer)
(Herzel Ashkenazi)

/s/ ANSON M. BEARD, JR.          Director                                        September 28, 1995
------------------------------
(Anson M. Beard, Jr.)

/s/ LEO J. CHAMBERLAIN           Director                                        September 28, 1995
------------------------------
(Leo J. Chamberlain)

/s/ DEBORAH A. COLEMAN           Director                                        September 28, 1995
------------------------------
(Deborah A. Coleman)

/s/ JOHN FREIDENRICH             Director                                        September 28, 1995
------------------------------
(John Freidenrich)

/s/ ROBERT C. HAWK               Director                                        September 28, 1995
------------------------------
(Robert C. Hawk)

/s/ NATHANIEL de ROTHSCHILD      Director                                        September 28, 1995
------------------------------
(Nathaniel de Rothschild)

/s/ DAG TELLEFSEN                Director                                        September 28, 1995
------------------------------
(Dag Tellefsen)

                        OCTEL COMMUNICATIONS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      BALANCE AT                               BALANCE
                                      BEGINNING    CHARGED TO                  AT END
       DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
       -----------                    ---------     --------    ----------    ---------
 Year ended June 30, 1993:
    Allowance for doubtful accounts   $2,677,000   $  515,000   $  827,000   $2,365,000
    Warranty                           2,376,000    4,119,000    3,957,000    2,538,000

 Year ended June 30, 1994:
    Allowance for doubtful accounts   $2,365,000   $  607,000   $  307,000   $2,665,000
    Warranty                           2,538,000    3,393,000    2,975,000    2,956,000

 Year ended June 30, 1995:
    Allowance for doubtful accounts   $2,665,000   $  498,000   $  225,000   $2,938,000
    Warranty                           2,956,000    5,816,000    5,542,000    3,230,000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                        DESCRIPTION                                           PAGE
------                                        -----------                                           ----
  3.0           Certificate of Incorporation of the Company. (1)
  3.1           Bylaws of the Company. (1)
 10.0*          1985 Incentive Stock Plan, as amended, and forms of Incentive Stock Option
                Agreement thereunder. (7)
 10.1*          1987 Employee Stock Purchase Plan and form of Subscription Agreement. (5)
 10.2*          1988 Director's Stock Option Plan and form of Stock Option Agreement. (5)
 10.3*          Fiscal Year 1995 Senior Employee and Management Bonus Plan.                           57
 10.10          Interface License Agreement (IMS-Link Interface) dated December 2, 1983 between
                Northern Telecom Inc. and the Company. (2)
 10.10A         Interface License Agreement (Digital Set Interface) dated March 16, 1990 between Northern Telecom Inc. and the Company. (4)
 10.10B         License Agreement dated February 1, 1989 between Mitel Corporation and the
                Company. (4)
 10.10C         License Agreement dated August 1, 1990 between ROLM Systems and the
                Company. (4)
 10.11          Form of Indemnification Agreement as entered into by the Company with its directors and officers. (3)
 10.12          Amended and Restated Registration Rights Agreement dated March 12, 1987 between the Company and the holders of Series A, Series B, Series C and Series D
                Preferred Stock, as amended by the form of Amendment of Registration Rights
                Agreement with respect to Initial Public Offering. (2)
 10.15          Credit Agreement dated June 30, 1994 between The First National Bank of Boston,
                Bank of America National Trust and Savings Association and the Company. (7)
 10.16          Common Shares Rights Agreement dated as of July 25, 1990 between the Company and Bank of America NT & SA. (3)
 10.17*         Executive Officer Employment Letter -- David J. Ladd. (6)
 10.18          Lease of Land  Agreement dated July 6, 1995 between Sumitomo Bank Leasing and
                Finance, Inc. and the Company.                                                        61
 11.0           Statement re computation of 1995 per share earnings.                                 169
 21.0           Subsidiaries of the Company.                                                         170
 23.0           Consent of Independent Auditors (KPMG Peat Marwick LLP)                              171
 24.0           Power of Attorney (see page 53).
 27.0           Financial Data Schedule (EDGAR version only).

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(4) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.