Form 10-Q
period 1995-09-30
OCTEL COMMUNICATIONS CORP
filed 1995-11-14
CIK 792723

-------------------------------------------------------------------------------

                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1995, or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from ________ to ________

                        Commission File Number 0-16588

                       OCTEL COMMUNICATIONS CORPORATION
      ___________________________________________________________________
            (Exact name of registrant as specified in its charter)

	               Delaware              	             77-0029449
           ------------------                    ----------------
	     (State or other jurisdiction    	          (I.R.S. Employer
	          of incorporation or	               Identification Number)
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

                         	Yes      X      No

  	The number of shares outstanding of the registrant's Common Stock on October 31, 1995 was 24,672,776.

-------------------------------------------------------------------------------

        This document consists of 17 pages of which this is Page 1.

                       OCTEL COMMUNICATIONS CORPORATION

                                   INDEX

                            REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995

	                                                              Page
	                                                             Number
PART I.	FINANCIAL INFORMATION

	Item 1.		Financial Statements

			       Condensed Consolidated Balance
			       Sheets - September 30, 1995 and
			       June 30, 1995....................................	    	3

			       Condensed Consolidated Statements
			       of Operations - three months ended
			       September 30, 1995 and 1994......................    		4

       			Condensed Consolidated Statements
			       of Cash Flows - three months ended
			       September 30, 1995 and 1994......................    		5

       			Notes to Condensed Consolidated
			       Financial Statements.............................    		6

	Item 2.		Management's Discussion and Analysis
       			of Financial Condition and Results of
			       Operations.......................................    		9


PART II.	OTHER INFORMATION

	Item 1.		Legal Proceedings................................    	16

	Item 6.		Exhibits and Reports on Form 8-K.................   		16


SIGNATURES	...............................................	    	17

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       OCTEL COMMUNICATIONS CORPORATION
                     Condensed Consolidated Balance Sheets
             (Dollars in thousands, except share data - unaudited)

	                                            Sept. 30,     	June 30,
	                                              1995		         1995
                                             ---------      --------
                                  ASSETS
Current assets:
	Cash and equivalents	                       $	23,864   	   $	24,521
	Short-term investments		                      31,025		       28,054
	Accounts receivable net of allowance
   for doubtful accounts of $3,037 at
   Sept. 30, 1995 and $2,938 at
   June 30, 1995	                              98,957	       110,679
	Accounts receivable from related parties	      4,914	         6,270
	Inventories	                                  36,757	        31,151
	Prepaid expenses and other	    	              20,413	       	15,448
                                             --------       --------
		 Total current assets	                      215,930       	216,123
Property, plant and equipment, net of
   accumulated depreciation and amortization
   of $67,841 at Sept. 30, 1995 and $76,974
   at June 30, 1995	                          130,426	       128,753
Deposits and other assets	                     23,622	    	   23,400
                                             --------       --------
		 Total	                                    $369,978      	$368,276
                                             ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Trade payables	                             $	18,793  	    $	21,157
	Accrued compensation and employee benefits	  	21,673		       28,188
	Income taxes payable		                            --		        7,921
	Accrued and other liabilities	               	32,008       		35,465
                                             --------       --------
		 Total current liabilities	                  72,474	        92,731
Long-term obligations                            	512	           602
Stockholders' equity:
	Preferred stock, $.001 par value - authorized,
		 5.0 million shares; none outstanding            	--            	--
	Common stock, $.001 par value - authorized,
		 50.0 million shares; outstanding:
   Sept. 30, 1995 - 24.5 million shares, and
   June 30, 1995 -  23.8 million shares	       199,141       	183,193
	Retained earnings	                            102,302        	96,039
	Treasury stock at cost:  0.1 million shares
   at Sept. 30, 1995 and June 30, 1995	        	(2,347)	      	(2,347)
	Other stockholders' equity		                   (2,104)	      	(1,942)
                                              --------       --------
		 Total stockholders' equity		                296,992	      	274,943
                                              --------       --------
		 Total	                                     $369,978      	$368,276
                                              ========       ========



           See notes to condensed consolidated financial statements.

                       OCTEL COMMUNICATIONS CORPORATION
                Condensed Consolidated Statements of Operations
              (In thousands, except per share amounts - unaudited)


                                             Three Months Ended
	                                          ---------------------
                                         		Sept. 30,   	Sept. 30,
							                                      1995		       1994
						                                     ---------    ---------
Net revenues:
	Systems					                              $	 71,959	   $ 	69,901
	Services and license						                   41,771     		35,844
                                           ---------    ---------
		Total net revenues					                   	113,730    		105,745

Costs and expenses:
	Cost of systems 			                          21,759      	21,537
	Cost of services  			                        25,587      	20,591
	Research and development			                  17,566	      17,437
	Selling, general and administrative			       39,178    	  36,432
	Non-recurring charge for acquired in-process
		research and development			                     --	       4,725
	Integration costs						                          --        		250
                                           ---------    ---------
		Total costs and expenses						             104,090		    100,972
                                           ---------    ---------

Operating income 		                           	9,640	       4,773
Interest and other income, net						             649        		841
                                           ---------    ---------
Income before income taxes			                 10,289	       5,614

Provision for income taxes 						              3,700      		1,800
                                           ---------    ---------
Net income					                            $  	6,589	   $  	3,814
                                           =========    =========

Net income per common
	and equivalent share					                 $   	0.25	   $   	0.15
                                           =========    =========

Weighted average number of
	common shares and equivalents
	used in computation						                    26,569    	 	25,132
                                           =========    =========




          See notes to condensed consolidated financial statements.

                       OCTEL COMMUNICATIONS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                      (Dollars in thousands - unaudited)

                                             Three Months Ended
	                                          ______________________
	                                          Sept. 30,	   Sept. 30,
		                                           1995	   		   1994
                                           ---------    ---------
INCREASE (DECREASE) IN CASH AND
	EQUIVALENTS:
Cash flows from operating activities:
	Net income	                               $  	6,589   	$  	3,814
	Adjustments to reconcile net income
		to net cash provided by operating
  activities:
			Depreciation and amortization	              9,258       	7,329
			Amortization of premium on marketable
    securities	                                   73          	56
			Deferred income taxes	                        (33)        	191
			Purchased in-process research and
    development	                                  --       	4,725
			Changes in assets and liabilities:
				Accounts receivable	                      12,693      	10,335
				Inventories                              	(5,842)     	(4,615)
				Prepaid expenses and other               	(4,654)       	(507)
				Trade payables	                           (2,330)        	277
				Accrued compensation and employee
     benefits	                                (6,672)     	(7,403)
				Accrued and other liabilities		           (6,879)    		(2,484)
                                            --------     --------
					Net cash provided by operating
      activities		                             2,203	     	11,718
                                            --------     --------
Cash flows from financing activities:
	Sales of common stock, net	                  11,081       	1,060
	Repurchases of common stock	                     --     	(10,987)
	Payment of employees' notes receivable          	50	          --
	Proceeds from sale of financial
  instruments - put warrants	                     --       	1,144
	Repayments of long-term obligations		           (89)      		(565)
                                            --------     --------
					Net cash provided by (used for)
      financing activities		                  11,042     		(9,348)
                                            --------     --------

Cash flows from investing activities:
	Purchases of short-term investments	        (14,416)	    (13,645)
	Sales and maturities of short-term
  investments	                                11,385	      29,347
	Property, plant and equipment additions	     (8,858)    	(14,691)
	Changes in deposits and other assets	        (2,737)   	  (2,529)
	Acquisition of intellectual and personal
  property		                                      --       		(900)
                                            --------     --------
					Net cash used for investing activities		(14,626)	    	(2,418)
                                            --------     --------
Effect of exchange rate changes on cash		        724       		(272)
                                            --------     --------
Net decrease in cash and equivalents		          (657)	      	(320)
                                            --------     --------
Cash and equivalents:
Beginning of period		                         24,521     		17,889
                                            --------     --------
End of period			                            $	23,864	    $	17,569
                                            ========     ========


        See notes to condensed consolidated financial statements.

                       OCTEL COMMUNICATIONS CORPORATION
             Notes to Condensed Consolidated Financial Statements
                  (September 30, 1995 and 1994 - Unaudited)



1.	 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations and cash flows for the three months ended September 30, 1995 and 1994.

  	 The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

   	Certain fiscal 1995 costs previously reported as research & development expenses have been reclassified to selling, general and administrative expenses to conform to the fiscal 1996 presentation.

2.	 Short-term investments

   	At September 30, 1995 and June 30, 1995, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                        			           Unrealized	 Unrealized	 Accrued	   Estimated
		                           Cost  	    Gains  	    Losses  	 Interest	  Fair Value
                           --------   ----------  ----------  --------   ----------
 At September 30, 1995:

	U.S. Government
		securities 	             $	10,815  	   $	--  	    $	(156)  	$  (80)  	  $	10,579
	Municipal notes/bonds		     26,857		      37		        (47)		   (313)		     26,534
                           --------      ----       -------   -------     --------
                           $	37,672	     $	37	      $	(203)	  $ (393)	    $	37,113
                           ========      ====       =======   =======     ========
	At June 30, 1995:

	U.S. Government
		securities	              $	12,117	     $ --     	 $ (180)	  $  (82)	    $	11,855
	Municipal notes/bonds		     22,200	       41		        (41)	    (376)	     	21,824
                           --------      ----       -------   -------     --------
 		                        $	34,317	     $ 41	      $ (221)	  $ (458)	    $	33,679
                           ========      ====       =======   =======     ========

  	 These securities were classified on the balance sheet as follows (in thousands):

			                                     September 30, 1995	    June 30, 1995
                                        ------------------     -------------

	   Cash equivalents 		                       $	6,481       	     $	6,083
	   Short-term investments			                  31,025	            	28,054
                                              -------             -------
			                                           $37,506           	 $34,137
                                              =======             =======

                       OCTEL COMMUNICATIONS CORPORATION
             Notes to Condensed Consolidated Financial Statements
                  (September 30, 1995 and 1994 - Unaudited)



   	The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                            		  September 30, 1995	 	         June 30, 1995
                               ---------------------        ------------------
                                       			Estimated               		Estimated
		                                Cost   	Fair Value    	   Cost   	Fair Value
                                --------  ----------      -------   ----------
	Due in less than one year	     $17,498    $	17,347     	 $15,573 	  $	15,457
	Due in one to three years	      10,161	     10,008	       14,778	     14,476
	Due thereafter	                	10,013     		9,758	       	3,966	     	3,746
                                -------    --------       -------    --------
	                              	$37,672	   $	37,113	      $34,317	   $	33,679
                                =======    ========       =======    ========


   	For the three months ended September 30, 1995 and 1994, the Company had $55.2 million and $28.2 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.	 Inventories consist of (in thousands):

		                                       September 30,	     June 30,
		                                           1995   		        1995
                                         -------------      --------

	   Finished goods	                        $  6,550  	      $  5,009
	   Work-in-process		                        12,476           	8,586
	   Raw materials		                          17,731         	 17,556
                                           --------         --------
     	Total 	                              $ 36,757	        $ 31,151
                                           ========         ========

4. 	Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.	 Line of credit and letters of credit

   	Effective June 1994, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of September 30, 1995. The line expires in June 1996.

	                      OCTEL COMMUNICATIONS CORPORATION
             Notes to Condensed Consolidated Financial Statements
                  (September 30, 1995 and 1994 - Unaudited)



  	 At September 30, 1995, the Company had $1.6 million of stand-by letters of credit outstanding.  The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments.  The majority of the letters of credit are denominated in Japanese Yen, U.S.
    Dollars and French Francs and expire on various dates through July 1,
    1998.

6.	 Lease commitment

   	On July 6, 1995, the Company entered into a one-year operating lease for a parcel of undeveloped land adjacent to its current campus on which additional offices may be constructed over the next three years. This lease provides for monthly payments which vary based on the LIBOR and requires the Company to maintain certain financial covenants similar to its credit facilities. In addition, this lease provides the Company with the option at the end of the lease term of either renewing the lease, acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable to the lessor for up to $9.9 million.

7.	 Interest and other income (expense), net consists of the following (in thousands):

                                             Three Months Ended
                                             ------------------
                                        					Sept. 30,	Sept. 30,
							                                        1995  	   1994
                                             --------- ---------

   	Interest and investment income					        $	718 	   $	751
   	Gain (loss) on sale of short-term
       investments, net			                        (4)	      13
	   Foreign exchange gains (losses), net      			(44)     	147
	   Other expense, net			                       	(21)    		(70)
                                               -----     -----
		     Total 					                             $	649	 	  $ 841
                                               =====     =====

8.	 Integration costs

   	In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel.  The balance in the related reserves of $1.7 million is included in Accrued and other liabilities on the balance sheet at September 30, 1995.  Additional expenses of $0.3 million were incurred during the first quarter of fiscal 1995, relating primarily to literature design for name change and other modifications to literature for the merged Company. Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal
    1996 as the consolidation of the two companies was substantially completed.  These costs were entirely offset by excess integration reserves which were identified and reversed during the quarter.

                       OCTEL COMMUNICATIONS CORPORATION

Item 2.	 Management's Discussion and Analysis of Financial Condition
		       and Results of Operations

NET REVENUES

 	  The Company derives revenues from the sale of systems, performance of services and generation of license fees. Systems revenues consist of software, hardware, upgrades and expansions sold to corporations and other institutions, including telephone and cellular companies. Service revenues include a range of voice processing and network management services provided by Octel Network Services ("ONS") to customers in the voice services market and the residential market through a Regional Bell Operating Company. Services and license revenues also include service contracts, applications development, spares sales and hardware repair and maintenance.

                                        Three Months Ended
	                                 ------------------------------
                             				 Sept. 30,	 Sept. 30,	Increase/
									                           1995			    1994		  (decrease)
                                  ---------  --------- ----------
	                                      (Dollars in millions)

    Systems 						                 $	71.9	    $	69.9	      3%
    Services and license							      41.8	     	35.8	     17%
                                   ------     ------
      	Total net revenues						    $113.7    	$105.7      	8%
                                   ======     ======

Percentage of Total Net Revenues
--------------------------------
    Systems				                      63%	       66%	      (3%)
    Services and license				         37%	       34%       	3%

Systems
-------
   	The growth in systems revenues for the first quarter of fiscal 1996 was attributable to revenue increases in the Voice Information Services ("VIS") market partially offset by decreases in the Global Business Solutions ("GBS") market over the first quarter of fiscal 1995. VIS increases resulted from increases in both domestic and international sales. Domestic VIS sales were favorably affected by a larger number of system expansions and by product upgrades, while international sales increased due to higher sales in Japan and Canada. Both domestic and international GBS revenues for the first quarter of fiscal 1996 decreased compared to the same quarter of fiscal 1995. GBS sales were negatively influenced by reduced selling activities of the sales force resulting from the introduction of major new products and related training and contract revisions during the first quarter of fiscal 1996.
This impact was partially offset by increased sales by the Company's PC division and Rhetorex subsidiary.

                    OCTEL COMMUNICATIONS CORPORATION

Item 2. 	Management's Discussion and Analysis of Financial Condition
		       and Results of Operations (Continued)

Services and license
--------------------
   	Revenues grew in the first quarter of fiscal 1996 as compared to the same period in fiscal 1995 primarily as a result of the increase in ONS revenues, as well as revenues from the Company's larger installed base of customers.
During previous quarters, services and license revenues have experienced significant growth in absolute dollars and as a percentage of net revenues.
The Company may experience lower levels of service revenue growth in future quarters.

COST OF SALES

                                        Three Months Ended
	                                 ------------------------------
                             				 Sept. 30,	 Sept. 30,	Increase/
									                           1995		    	1994	  	(decrease)
                                  ---------  --------- ----------
                                      	(Dollars in millions)

    Systems 						                 $	21.7	    $	21.5	      1%
    Services and license							      25.6		     20.6	     24%
                                   ------     ------
	      Total cost of sales						   $	47.3	    $	42.1	     12%
                                   ======     ======

Percentage of Net Revenues
--------------------------
    Cost of systems				              30%       	31%     	 (1%)
    Cost of services and license	 			61%	       57%       	4%
	      Total cost of sales				       42%	       40%	       2%

   	The increase in total cost of sales, as a percentage of total net revenues, in the first quarter of fiscal 1996 as compared to the same period in fiscal
1995 was due primarily to the increase of services revenues as a percentage of total net revenues.  Services generally carry higher cost of sales than systems cost of sales.

Systems
-------
   	The decrease in cost of systems as a percentage of total systems revenues in the first quarter of fiscal 1996 as compared to the same period in fiscal
1995 was due primarily to product mix changes.  VIS revenues, which generally carry lower cost of sales than GBS revenues, increased as a percentage of total systems revenues from the first quarter of fiscal 1995 to the first quarter of fiscal 1996.  The positive effect which resulted from the increased VIS sales was slightly offset by the negative effect of credits issued under the Company's trade-in program to replace installed systems with the recently introduced Overture 250.

Services and license
--------------------
   	The increase in cost of services as a percentage of total services and license revenues in the first quarter of fiscal 1996 as compared to the same period in fiscal 1995 was due primarily to revenue with little associated cost of services earned in fiscal 1995 for converting a customer to ONS services that was not repeated in fiscal 1996.

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

RESEARCH AND DEVELOPMENT

                                        Three Months Ended
    	                             ------------------------------
				                              Sept. 30,	 Sept. 30,	Increase/
									                           1995		    	1994	  	(decrease)
                                  ---------  --------- ----------
	                                      (Dollars in millions)

    Expenses 						                $	17.6	    $	17.4	      1%

    Percentage of total
      net revenues			                15%	       16%	      (1%)

   	There was minimal change in the absolute dollars spent on research and development from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. Spending increased primarily due to continued spending on the development of OcteLink and the Company's next-generation client/server architecture for its Sierra platform, partially offset by the Company's completion of many backlogged customer commitments and new products. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                         Three Months Ended
				                               -----------------------------
                                   Sept. 30,	 Sept. 30,
									                            1995			    1994		  Increase
                                   ---------  --------- --------
                                       (Dollars in millions)

    Expenses 						                $	39.2	     $	36.4	     8%

    Percentage of total
       net revenues			               34%	        34%	     --

   	The increase in selling, general and administrative expenses in absolute dollars resulted primarily from payroll-related expenses for employees hired to support the growth of the Company's services business and international operations. The increase was partially offset by decreases related to facilities and other operational consolidations implemented after the merger with VMX. The consolidation of facilities was completed during the first quarter of fiscal 1996. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including the expansion of international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues. Additionally, the Company is currently involved in patent litigation that is expected to cause an increase in legal expenses in the future.

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

INTEGRATION COSTS

   	In connection with the VMX merger in fiscal 1994, the Company recorded additional integration costs of $0.3 million in the first quarter of fiscal 1995. The integration costs related primarily to literature design for name change and other modifications to literature for the merged Company.
Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal 1996 as the consolidation of the two companies was substantially completed. These costs were entirely offset by excess integration reserves which were identified and reversed during the quarter.

INTEREST AND OTHER INCOME (EXPENSE), NET

   	Interest and other income (expense), net for the first quarter of fiscal 1996 decreased $0.2 million from the same period of fiscal 1995. The decrease was due primarily to foreign currency exchange losses in the first quarter of fiscal 1996 compared to foreign currency exchange gains in the first quarter of fiscal 1995.

INCOME TAXES

   	The Company's effective tax rate was 36% in the first quarter of fiscal 1996 as compared to 32% in the corresponding period of fiscal 1995.  The effective rate was higher in fiscal 1996 due to the expiration of the U.S. federal research and development credit and the smaller impact that certain tax benefits have on the effective tax rate.  The Company expects its effective tax rate to decrease slightly if the legislation which extends the research and development tax credit is passed.

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
		       and Results of Operations (Continued)

 	  The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain or improve its competitive position.  The Company's backlog on a quarterly basis generally will not be large enough to ensure that the Company will meet its revenue targets for a particular quarter.  Furthermore, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter.  Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast.

  	 In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. Revenues from OcteLink are expected to commence during the latter part of the second quarter of fiscal 1996 but are not expected to be material for the fiscal year. The Company has incurred additional research and development expenditures to launch OcteLink and expects to incur additional costs in future quarters. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services in multiple customer segments. Furthermore, demand for a global messaging network may be slow to materialize or potential competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

   	The Company introduced the Overture Family of message servers in July 1995.
The Overture 250, which replaced the Aspen family, is a mid-level system within the GBS product line designed for medium-sized businesses and large branch offices.  Although the Company anticipates a favorable reception of the
Overture 250 into the marketplace, there can be no assurance that it will be successful in generating incremental sales.  Additionally, the Company has issued credits under its trade-in program to replace installed systems with the Overture 250.  These trade-in costs have negatively affected, and will continue to negatively affect, gross margins.

   	The Company is also developing "unified messaging" products for voice, fax and electronic mail messaging. Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in fiscal 1997; however, product introduction may not be successful in the marketplace or it could be delayed, thereby reducing future expected revenues or resulting in additional expenses to bring the product to market.

   	The timely introduction and market acceptance of the Company's next-generation client/server architecture for its Sierra platform is a key factor in determining the Company's success in the VIS market, and the Company is focusing significant resources and talent on developing and bringing products using this architecture to market. The new architecture is scheduled for first-phase release in fiscal 1996; however, the introduction of products using this architecture may be delayed, allowing competitors to gain a market share advantage, or such products may not be successful in the marketplace, thereby resulting in additional expenses to bring the product to market or reducing future expected revenues.

                       OCTEL COMMUNICATIONS CORPORATION

Item 2. 	Management's Discussion and Analysis of Financial Condition
		       and Results of Operations (Continued)

   	During the latter half of fiscal 1995, the Company adopted a new, capacity-
based pricing approach for its largest GBS system, the XC-1000.  This pricing approach was also adopted for the Overture systems introduced during fiscal
1996.  This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees.  While the Company believes that this approach will make it more competitive, this approach may not be successful in winning additional sales or may defer revenue that might have otherwise been earned earlier.  Difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing, deferral of revenue or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

   	Due to the factors noted above and elsewhere in management's discussion and analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis.  Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.  Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.  Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.  Both the
Company's Common Stock and the stock market generally have been at or near historic highs and there can be no assurance that such valuations will continue or increase.  Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

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

LIQUIDITY AND CAPITAL RESOURCES

   	The Company's cash and equivalents and short-term investments in the first three months of fiscal 1996 increased $2.3 million from June 30, 1995. Cash flows from operations resulted in a net source of cash of $2.2 million in the first three months of fiscal 1996 and $11.7 million for the same period in fiscal 1995. The decrease from the prior year was due primarily to the timing of payment of certain liabilities, such as income taxes, and an increase in inventory.

                       OCTEL COMMUNICATIONS CORPORATION

Item 2. 	Management's Discussion and Analysis of Financial Condition
		       and Results of Operations (Continued)

   	The primary sources of cash during the first three months of fiscal 1996 resulted from net income of $6.6 million, which included $9.3 million of non-cash expenses for depreciation and amortization, and cash provided by the sale of common stock, resulting from the exercise of stock options, of $11.1 million. The primary uses of cash during the first three months of fiscal 1996 were related to an increase in working capital of $13.7 million and investment in property, plant and equipment of $8.9 million. The change in working capital resulted from higher inventory levels due to lower than expected sales, substantial tax payments made during the quarter and the timing of payments of salaries, commissions, bonuses and other accrued expenses. These items were offset by the $4.7 million tax benefit of disqualifying Common
Stock dispositions, which is included in the change in accrued and other liabilities and by lower receivables, which was primarily due to a decrease in revenues from the fourth quarter of fiscal 1995. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1996. The Company anticipates that its property, plant and equipment investments will result in greater efficiencies and increased flexibility for the Company.

   	Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement.  Under the terms of the operating lease, the Company is contingently liable for up to $9.9 million.  Cash payments under the operating lease were $0.1 million during the first quarter of fiscal 1996.

   	In connection with the VMX merger, the Company recorded $18.3 million of integration costs in fiscal 1994. Expenditures totaled approximately $2.3 million for the first quarter of fiscal 1996 as the consolidation of the Company's manufacturing facilities was completed. The majority of the remaining $1.7 million balance is expected to be paid during the second quarter of fiscal 1996.

   	In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of September 30, 1995, the Company had repurchased approximately 1.3 million shares of its Common Stock at an average per share price of $20, including the impact of put warrant proceeds. The Company expects to continue to repurchase its Common Stock under this program. There were no repurchases during the first quarter of fiscal 1996.

   	The Company anticipates that cash flows from operations, its existing cash and equivalents balance, its short-term investment balance and its existing
$30 million bank revolving line of credit will be adequate to meet the Company's cash requirements through the end of fiscal 1996.

                       OCTEL COMMUNICATIONS CORPORATION

                                    PART II

                              OTHER INFORMATION

Item 1. 	Legal Proceedings

Theis Research, Inc.
--------------------
   	In April 1992, the Company filed suit, in California, against Theis Research
, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid.  In
November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents.  Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment.  During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity.  In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid.  Post-trial motions are pending, and, if no settlement between the parties is reached, it is anticipated that Theis will appeal the verdict.

Gilbarco Inc.
-------------
   	In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Fact discovery in the case has been completed, expert discovery is scheduled for completion in December 1995 and a trial date has been set for March 19, 1996. The Company is currently planning to file one or more motions before the trial which could dispose of some or all of the claims asserted against it.


   	The Company believes, based on information currently available, that the Company is not infringing any valid patents of Theis or Gilbarco.
The Company will vigorously defend the patent infringement claims and any related claims for compensatory damages. While litigation is inherently uncertain, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

Item 6. 	Exhibits and Reports on Form 8-K

	(a)	    Exhibits
		       Exhibit No.		          Description
         -----------            -----------

           	11.0			             Statement re computation of earnings per share

	(b)   	 Report on Form 8-K

      			No report on Form 8-K was filed by the Company during its fiscal quarter ended September 30, 1995.

                       OCTEL COMMUNICATIONS CORPORATION

                                  SIGNATURES



   	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





	                                        OCTEL COMMUNICATIONS CORPORATION


Dated:  November 13, 1995

        	                                /s/ ROBERT COHN
                                         ------------------------------------
	                                        Robert Cohn, President and Chief
                                           Executive Officer



	                                        /s/ HERZEL ASHKENAZI
                                         ------------------------------------
	                                        Herzel Ashkenazi, Vice President and
	                                          Corporate Controller
	                                        (Chief Accounting Officer)