Form 10-Q
period 1995-12-31
OCTEL COMMUNICATIONS CORP
filed 1996-02-13
CIK 792723

--------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the
 ---  Securities Exchange Act of 1934

              For the quarterly period ended December 31, 1995, or

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
       -------------------------------------------------------------------
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

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                 ---        ---

         The number of shares outstanding of the registrant's Common Stock on January 31, 1996 was 24,705,773.


--------------------------------------------------------------------------------

        This document consists of 19 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                      INDEX

                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1995

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance
                           Sheets - December 31, 1995 and
                           June 30, 1995..............................................................     3

                           Condensed Consolidated Statements
                           of Operations - three and six months ended
                           December 31, 1995 and 1994.................................................     4

                           Condensed Consolidated Statements
                           of Cash Flows - six months ended
                           December 31, 1995 and 1994.................................................     5

                           Notes to Condensed Consolidated
                           Financial Statements.......................................................     6


         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.................................................................     9


PART II.          OTHER INFORMATION

         Item 1.           Legal Proceedings..........................................................    17

         Item 4.           Matters Submitted to Vote of Security Holders..............................    17

         Item 6.           Exhibits and Reports on Form 8-K...........................................    18

SIGNATURES............................................................................................    19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA - UNAUDITED)


                                                                                       Dec. 31,         June 30,
                                                                                        1995              1995
                                                                                        ----              ----

                                    ASSETS

Current assets:
    Cash and cash equivalents                                                         $  21,426        $  24,521
    Short-term investments                                                               28,970           28,054
    Accounts receivable net of allowance for doubtful accounts
        of $3,504 at Dec. 31, 1995 and $2,938 at June 30, 1995                          118,952          110,679
    Accounts receivable from related parties                                              8,273            6,270
    Inventories                                                                          42,453           31,151
    Prepaid expenses and other                                                           16,592           15,448
                                                                                      ---------        ---------
        Total current assets                                                            236,666          216,123

Property, plant and equipment, net of accumulated
    depreciation and amortization of $75,244 at
    Dec. 31, 1995 and $76,974 at June 30, 1995                                          132,999          128,753
Deposits and other assets                                                                24,659           23,400
                                                                                      ---------        ---------
        Total                                                                         $ 394,324        $ 368,276
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                                                    $  23,837        $  21,157
    Accrued compensation and employee benefits                                           29,013           28,188
    Income taxes payable                                                                  1,238            7,921
    Accrued and other liabilities                                                        36,354           35,465
                                                                                      ---------        ---------
        Total current liabilities                                                        90,442           92,731
Long-term obligations                                                                       421              602

Stockholders' equity:
    Preferred stock, $.001 par value - authorized,
        5.0 million shares; none outstanding                                               --               --
    Common stock, $.001 par value - Dec. 31, 1995 - authorized,
        100.0 million shares; outstanding, 24.5 million shares, June 30, 1995 -
        authorized, 50.0 million shares;
        outstanding, 23.8 million shares                                                200,735          183,193
    Retained earnings                                                                   105,753           96,039
    Treasury stock at cost:  0.1 million shares at June 30, 1995                           --             (2,347)
    Other                                                                                (3,027)          (1,942)
                                                                                      ---------        ---------
        Total stockholders' equity                                                      303,461          274,943
                                                                                      ---------        ---------
        Total                                                                         $ 394,324        $ 368,276
                                                                                      =========        =========


            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                Three Months Ended             Six Months Ended
                                              -----------------------       -----------------------
                                              Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                1995           1994           1995           1994
                                              --------       --------       --------       --------

NET REVENUES:
    Systems                                   $ 93,697       $ 78,542       $165,656       $148,443
    Services and license                        43,000         37,698         84,771         73,542
                                              --------       --------       --------       --------
        Total net revenues                     136,697        116,240        250,427        221,985

COSTS AND EXPENSES:
    Cost of systems                             28,726         25,970         50,485         47,507
    Cost of services                            27,727         21,731         53,314         42,322
    Research and development                    19,747         17,688         37,313         35,125
    Selling, general and administrative         42,578         37,718         81,756         74,150
    Non-recurring charge for acquired
        in-process research and
        development                               --             --             --            4,725
    Integration costs                             --              759           --            1,009
                                              --------       --------       --------       --------
        Total costs and expenses               118,778        103,866        222,868        204,838
                                              --------       --------       --------       --------

Operating income                                17,919         12,374         27,559         17,147
Interest and other income, net                     423            685          1,072          1,526
                                              --------       --------       --------       --------

Income before income taxes                      18,342         13,059         28,631         18,673

Provision for income taxes                       6,600          4,300         10,300          6,100
                                              --------       --------       --------       --------


NET INCOME                                    $ 11,742       $  8,759       $ 18,331       $ 12,573
                                              ========       ========       ========       ========



NET INCOME PER COMMON
    AND EQUIVALENT SHARE                      $   0.45       $   0.36       $   0.70       $   0.51
                                              ========       ========       ========       ========

Weighted average number of
    common shares and equivalents
    used in computation                         26,154         24,428         26,375         24,892
                                              ========       ========       ========       ========




           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                                Six Months Ended
                                                                             ----------------------

                                                                             Dec. 31,        Dec. 31,
                                                                              1995             1994
                                                                              ----             ----

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 18,331        $ 12,573
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                       18,025          15,277
           Amortization of premium on marketable securities                       123             197
           Deferred income taxes                                                  (99)         (1,986)
           Purchased in-process research and development                         --             4,725
           Changes in working capital:
               Accounts receivable                                            (10,095)         (4,699)
               Inventories                                                    (11,529)         (5,167)
               Prepaid expenses and other                                        (879)         (1,866)
               Trade payables                                                   2,730          (3,124)
               Accrued compensation and employee benefits                         721          (5,303)
               Accrued and other liabilities                                     (364)          2,315
                                                                             --------        --------
                  Net cash provided by operating activities                    16,964          12,942
                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net                                                 13,362           4,631
    Repurchases of common stock                                                (8,903)        (25,260)
    Proceeds from payment of employees' notes receivable                           50            --
    Proceeds from sale of financial instruments - put warrants                    571           1,144
    Repayments of long-term obligations                                          (180)           (653)
                                                                             --------        --------
                  Net cash provided by/(used for) financing activities          4,900         (20,138)
                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                       (18,460)        (22,292)
    Sales and maturities of short-term investments                             17,598          60,571
    Property, plant and equipment additions                                   (18,957)        (27,756)
    Changes in deposits and other assets                                       (4,997)         (2,593)
    Acquisition of intellectual and personal property                            --            (4,764)
                                                                             --------        --------
                  Net cash provided by/(used for) investing activities        (24,816)          3,166
                                                                             --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (143)           (595)
                                                                             --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (3,095)         (4,625)
                                                                             --------        --------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                            24,521          17,889
                                                                             --------        --------
End of period                                                                $ 21,426        $ 13,264
                                                                             ========        ========




           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1995 AND 1994 - UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal adjustments) necessary to present fairly the financial position of the Company as of December 31, 1995, the results of operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months ended December 31, 1995 and 1994.

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

2.       Short-term investments

         At December 31, 1995 and June 30, 1995, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):


                                                     Unrealized      Unrealized        Accrued       Estimated
                                        Cost           Gains           Losses          Interest      Fair Value
                                       --------       --------        --------        --------        --------
At December 31, 1995:

U.S. Government
   securities                          $  9,460       $   --          $    (44)       $    (76)       $  9,340
Municipal notes/bonds                    30,654            127             (85)           (344)         30,352
                                       --------       --------        --------        --------        --------
                                       $ 40,114       $    127        $   (129)       $   (420)       $ 39,692
                                       --------       --------        --------        --------        --------

At June 30, 1995:

U.S. Government
   securities                          $ 12,117       $   --          $   (180)       $    (82)       $ 11,855
Municipal notes/bonds                    22,200             41             (41)           (376)         21,824
                                       --------       --------        --------        --------        --------
                                       $ 34,317       $     41        $   (221)       $   (458)       $ 33,679
                                       ========       ========        ========        ========        ========


These securities were classified on the balance sheet as follows (in thousands):

                                             December 31, 1995         June 30, 1995
                                             -----------------         -------------

Cash equivalents                                   $ 11,142             $  6,083
Short-term investments                               28,970               28,054
                                                   --------             --------
                                                   $ 40,112             $ 34,137
                                                   ========             ========

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1995 AND 1994 - UNAUDITED)

         The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):


                                           December 31, 1995             June 30, 1995
                                         ---------------------       ---------------------

                                                      Estimated                  Estimated
                                          Cost        Fair Value      Cost       Fair Value
                                         -------       -------       -------       -------
         Due in less than one year       $21,445       $21,269       $15,573       $15,457
         Due in one to three years        11,510        11,379        14,778        14,476
         Due thereafter                    7,159         7,044         3,966         3,746
                                         -------       -------       -------       -------
                                         $40,114       $39,692       $34,317       $33,679
                                         =======       =======       =======       =======


         For the three and six months ended December 31, 1995, the Company had $40.6 million and $95.8 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material. For the three and six months ended December 31, 1994, the Company had $43.4 million and $129.1 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.       Inventories, net of reserves, consist of (in thousands):


                              Dec. 31,       June 30,
                                1995           1995
                               -------       -------
         Finished goods        $ 5,593       $ 5,009
         Work-in-process        13,263         8,586
         Raw materials          23,597        17,556
                               -------       -------
              Total            $42,453       $31,151
                               =======       =======


4. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.       Line of credit and letters of credit

         Effective June 1994, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of December 31, 1995. The line expires in June 1996.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1995 AND 1994 - UNAUDITED)

         At December 31, 1995, the Company had $1.2 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Japanese Yen, Pounds Sterling and French Francs and expire on various dates through December 25, 1999.

6.       Lease commitment

         On July 6, 1995, the Company entered into a one-year operating lease for a parcel of undeveloped land adjacent to its current campus in Milpitas, California on which additional offices may be constructed over the next three years. This lease provides for monthly payments which vary based on the LIBOR and requires the Company to maintain certain financial covenants similar to its credit facilities. In addition, this lease provides the Company with the option at the end of the lease term of either renewing the lease, acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable to the lessor for a maximum of $9.9 million.

7. Interest and other income, net consists of the following (in thousands):

                                                      Three Months Ended            Six Months Ended
                                                    ----------------------       -----------------------
                                                    Dec. 31,       Dec. 31,      Dec. 31,       Dec. 31,
                                                      1995          1994            1995           1994
                                                    -------        -------        -------        -------

         Interest and investment income             $   551        $   370        $ 1,269        $ 1,121
         Loss on sale of short-term
             investments, net                            (3)           (32)            (7)           (19)
         Foreign exchange gains (losses), net          (131)           401           (175)           548
         Other income (expense), net                      6            (54)           (15)          (124)
                                                    -------        -------        -------        -------
              Total                                 $   423        $   685        $ 1,072        $ 1,526
                                                    =======        =======        =======        =======


8.       Integration costs

         In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel. The balance in the related reserves of $0.5 million is included in Accrued and other liabilities on the balance sheet at December 31, 1995. Additional expenses of approximately $1.0 million were incurred during the first six months of fiscal 1995, relating primarily to literature design for name change and other modifications to literature for the merged Company and the consolidation of processes and computer systems of the merged Company. Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal 1996 as the consolidation of the two companies was substantially completed. These costs were entirely offset by excess integration reserves which were identified and reversed during the first quarter. No additional integration costs were incurred during the second quarter of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

         The Company derives revenues from the sale of systems, performance of services and generation of license fees. Systems revenues consist of software, hardware, upgrades and expansions sold to corporations and other institutions, including telephone and cellular companies. Service revenues include a range of voice processing and network management services provided by Octel Network Services ("ONS") to customers in the voice information services market and the residential market through a Regional Bell Operating Company. Services and license revenues also include service contracts, applications development, spares sales and hardware repair and maintenance.


                                               Three Months Ended                        Six Months Ended
                                       -----------------------------------     ------------------------------------
                                       Dec. 31,      Dec. 31,    Increase/      Dec. 31,      Dec. 31,    Increase/
                                        1995          1994      (decrease)       1995          1994      (decrease)
                                        ----          ----      ----------       ----          ----      ----------

                                                             (Dollars in millions)

Systems                                $   93.7      $   78.5       19%        $  165.6      $  148.5       12%
Services and license                       43.0          37.7       14%            84.8          73.5       15%
                                       --------      --------                  --------      --------
Total net revenues                     $  136.7      $  116.2       18%        $  250.4      $  222.0       13%
                                       ========      ========                  ========      ========


Percentage of Total Net Revenues

Systems                                    69%           68%         1%            66%           67%        (1%)
Services and license                       31%           32%        (1%)           34%           33%         1%


Systems

         The growth in systems revenues for the second quarter of fiscal 1996 over the second quarter of fiscal 1995 was attributable to a revenue increase in the Voice Information Services (VIS) business partially offset by a small decrease in the Global Business Solutions (GBS) business. VIS increases were primarily derived from an increase in domestic sales and, to a lesser extent, an increase in international sales. Domestic VIS sales were favorably affected by a larger number of system expansions and by product upgrades. International VIS sales increased due to higher sales in Canada and Europe. Domestic GBS revenues for the second quarter of fiscal 1996 decreased compared to the same quarter of fiscal 1995, whereas international GBS revenues increased slightly in the second quarter of fiscal 1996 as compared to the same quarter of fiscal 1995. GBS revenues were negatively affected by the continued transition to the new Overture product line. Specifically, expansion and upgrade revenue for installed-base systems decreased as compared to the second quarter of fiscal 1995. This impact was partially offset by increased sales by the Company's PC division and Rhetorex subsidiary. GBS revenue increases in Canada and Asia-Pacific were partially offset by a decrease in Europe.

         The systems revenue increase in the first six months of fiscal 1996 is due primarily to increased VIS systems revenues attributable to the sale of system expansions and software upgrades. VIS revenues were higher for both domestic and international markets for the first six months of fiscal 1996 compared to the same period for fiscal 1995. Revenue in future quarters could be affected by the extent and timing of new orders from VIS providers. Such orders are

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

typically significant in size and, therefore, can have a significant impact on the amount and source of revenue in any given quarter. Total GBS revenues for the first six months of fiscal 1996 decreased from the same period in fiscal 1995 due to a decrease in sales to the domestic market and, to a lesser extent, a decrease in the international market. The decrease was primarily attributable to the continued transition to the new Overture product line.

Services and license

         Services and license revenues grew in the second quarter and first six months of fiscal 1996 as compared to the same periods in the prior year primarily as a result of the increase in ONS revenues, which reflects both subscriber growth and increased usage. Additionally, revenues increased from the Company's larger installed base of customers. During previous quarters, services and license revenues have experienced significant growth in absolute dollars and as a percentage of net revenues. The Company may experience lower levels of services revenue growth in future quarters.

COST OF SALES

                                        Three Months Ended                      Six Months Ended
                                ----------------------------------     -----------------------------------
                                Dec. 31,      Dec. 31,   Increase/     Dec. 31,      Dec. 31,    Increase/
                                  1995         1994     (decrease)       1995          1994     (decrease)
                                  ----         ----     ----------       ----          ----     ----------
                                                             (Dollars in millions)

Cost of systems                  $  28.7      $  26.0       11%        $   50.5      $  47.5        6%
Cost of services                    27.7         21.7       28%            53.3         42.3       26%
                                 -------      -------                  --------      -------


Total cost of sales              $  56.4      $  47.7       18%        $  103.8      $  89.8       16%
                                 =======      =======                  ========      =======



Percentage of Net Revenues
--------------------------

Cost of systems                       31%          33%      (2%)             30%          32%      (2%)
Cost of services                      64%          58%       6%              63%          58%       5%
Total cost of sales                   41%          41%       -               41%          40%       1%


         Total cost of sales, as a percentage of total net revenues, increased for the first six months of fiscal 1996 as a result of the continued growth of services and license revenues, which have a higher cost of sales structure than system sales. This impact was partially offset by lower cost of sales as a percentage of net revenues which resulted from changes in product mix of systems sales for both the second quarter and first six months of fiscal 1996 compared to the same periods for fiscal 1995.

Systems

         The decreases in cost of systems as a percentage of total systems revenues in the second quarter and first six months of fiscal 1996 compared to the same periods in the prior year were due primarily to product mix changes. VIS revenues, which generally carry lower cost of sales as a percentage of total net revenues than GBS revenues, increased as a percentage of total systems

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revenues from the second quarter and first six months of fiscal 1995 to the same periods of fiscal 1996.

Services and license

         The increase in cost of services as a percentage of total services and license revenues in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 was due primarily to higher employee-related costs associated with service contracts and hardware repair and maintenance activities. This increase was partially offset by a decrease in cost of spares as a percentage of total spares revenues. ONS cost of services remained flat as a percentage of total services and license revenues compared to the second quarter of fiscal 1995.

         The increase in cost of services as a percentage of total services and license revenues in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 was due primarily to higher cost of service contracts and hardware repair and maintenance. In addition, fiscal 1995 revenue included a significant one-time customer conversion to ONS services which had little associated cost of services.

         On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

RESEARCH AND DEVELOPMENT

                                    Three Months Ended                           Six Months Ended
                            --------------------------------------      ----------------------------------
                            Dec. 31,     Dec. 31,   Increase/           Dec. 31,     Dec. 31,   Increase/
                              1995        1994      (decrease)           1995          1994     (decrease)
                              ----        ----      ----------           ----          ----     ----------
                                                          (Dollars in millions)

Expenses                     $  19.7      $  17.7       12%             $  37.3      $  35.1        6%

Percentage of revenues            14%          15%      (1%)                 15%          16%      (1%)


         The increase in absolute dollars spent on research and development for both the second quarter and first six months of fiscal 1996 is due primarily to the Company's increased spending on projects such as OcteLink and the Company's next-generation client/server architecture for its Sierra platform. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                    Three Months Ended                           Six Months Ended
                             -----------------------------------       ------------------------------------
                             Dec. 31,      Dec. 31,    Increase/       Dec. 31,     Dec. 31,      Increase/
                              1995          1994      (decrease)        1995         1994        (decrease)
                              ----          ----      ----------        ----         ----        ----------
                                                             (Dollars in millions)

Expenses                     $  42.6      $  37.7         13%          $  81.8      $  74.2          10%

Percentage of revenues            31%          32%        (1%)              33%          33%         --


         The increase for both the second quarter and first six months of fiscal 1996 in selling, general and administrative expenses in absolute dollars resulted from payroll-related expenses for employees hired to support the growth of the Company's services business and international operations. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues. Additionally, the Company is currently involved in patent litigation that may cause an increase in legal expenses in the future.

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

INTEGRATION COSTS

         In connection with the VMX merger in fiscal 1994, the Company recorded additional integration costs of $1.0 million in the first six months of fiscal 1995. The integration costs related primarily to literature design for name change and other modifications to literature for the merged company and the consolidation of processes and computer systems of the merged company. Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal 1996 as the consolidation of the two companies was substantially completed. These costs were entirely offset by excess integration reserves which were identified and reversed during the first quarter of fiscal 1996. No additional integration costs were incurred during the second quarter of fiscal 1996.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net for the second quarter and first six months of fiscal 1996 decreased $0.3 million and $0.5 million, respectively, from the same periods of fiscal 1995. Net foreign exchanges losses were incurred during the second quarter and first six months of fiscal 1996 compared to net foreign exchange gains in the same periods in fiscal 1995. The losses for the second quarter and first six months of fiscal 1996 are due primarily to costs of the Company's

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expanded foreign exchange management program. These losses were partially offset by increases in interest and investment income for the second quarter and first six months of fiscal 1996 as compared to the same periods in fiscal 1995. The increases resulted primarily from higher average investment yields in fiscal 1996 compared to fiscal 1995.

INCOME TAXES

         The Company's effective tax rate was 36 percent in the second quarter and first six months of fiscal 1996, respectively, as compared to 33 percent in the corresponding periods of fiscal 1995. The effective rate was higher in fiscal 1996 due to the expiration of the U.S. federal research and development credit and the smaller impact that certain tax benefits have on the effective tax rate. The Company expects its effective tax rate for fiscal 1996 to decrease slightly if the proposed legislation which extends the research and development tax credit is enacted prior to the end of the fiscal year.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

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

     In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. Revenues from OcteLink commenced during the second quarter of fiscal 1996 but were not material and are not expected to be material for the fiscal year. The Company has incurred additional research and development expenditures to launch OcteLink and expects to incur additional costs in future quarters. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services in multiple customer segments. Furthermore, demand for a global messaging network may be slow to materialize, may not materialize or potential

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

         The Company introduced the Overture Family of message servers in July 1995. The Overture 250, which replaced the Aspen family, is a mid-level system within the GBS product line designed for medium-sized businesses and large branch offices. Although the Company anticipates a favorable reception of the Overture 250 into the marketplace, there can be no assurance that it will be successful in generating incremental sales. Additionally, the Company has issued credits under its trade-in program, which extends through the end of fiscal 1996, to replace installed systems with the Overture 250. These trade-in costs have negatively affected, and will continue to negatively affect, gross margins.

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

         During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000. This pricing approach was also adopted for the Overture systems introduced during fiscal 1996. This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees. The Company believes that delays in expected revenue in fiscal 1996 have occurred as a result of renegotiating contracts with certain customers and distributors to accommodate this pricing approach. While the Company believes that this approach will make it more competitive, this approach may not be successful in winning additional sales or may continue to delay revenue. Difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and short-term investments in the first six months of fiscal 1996 decreased $2.2 million from June 30, 1995. Cash flows from operations resulted in a net source of cash of $17.0 million in the first six months of fiscal 1996 and $12.9 million in the first six months of fiscal 1995. The increase from the prior year was due primarily to net income and the timing of payment of certain liabilities, offset by increases in inventory and accounts receivable. The increase in inventory resulted primarily from the Company's transition to its Overture product line as well as a change in vendors during the second quarter of fiscal 1996.

         The primary sources of cash during the first six months of fiscal 1996 resulted from net income of $18.3 million, which included $18.0 million of non-cash expenses for depreciation and amortization, and cash provided by the sale of common stock, resulting from the exercise of stock options, of $13.4 million. The primary uses of cash during the first six months of fiscal 1996 were investment in property, plant and equipment of $19.0 million and the repurchase of common stock for $8.3 million, net of put warrant proceeds of $0.6 million. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1996. The Company anticipates that its property, plant and equipment investments will result in greater efficiencies and increased flexibility for the Company.

         In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of December 31, 1995, the Company had repurchased approximately
1.6 million shares of its Common Stock under this program at an average per share price of approximately $22, including the impact of put warrant proceeds. The Company expects to continue to repurchase its Common Stock under this program.

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

the operating lease, the Company is contingently liable for up to $9.9 million. Cash payments under the operating lease were $0.3 million during the first six months of fiscal 1996.

         In connection with the VMX merger, the Company recorded $18.3 million of integration reserves in fiscal 1994. Expenditures charged against the reserve totaled approximately $4.1 million for the first six months of fiscal 1996 as the consolidation of the Company's manufacturing facilities was completed. The balance of the integration reserves was $0.5 million at December 31, 1995.

         The Company anticipates that cash flows from operations, its existing cash and cash equivalents balance, its short-term investment balance and its existing $30 million bank revolving line of credit will be adequate to meet the Company's cash requirements through the end of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Theis Research, Inc.

         In April 1992, the Company filed suit, in California, against Theis Research, Inc. ("Theis") for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. The Court entered judgment on the jury verdict in January 1996, declaring Octel a "prevailing party" entitled to recover its substantial costs in connection with the lawsuit. It is anticipated that Theis will appeal the verdict.

Gilbarco Inc.

         In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Discovery in the case has been substantially completed. Both parties have filed motions for summary judgment scheduled to be heard in February 1996, and trial is scheduled to commence on March 19, 1996.

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


ITEM 4.           MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

         Octel Communications Corporation held its regular Annual Meeting of Stockholders on November 16, 1995.

                        OCTEL COMMUNICATIONS CORPORATION

                                     PART II

                                OTHER INFORMATION

The following individuals were elected to serve on the Company's Board of Directors.

                                                      Number of                 Number of
                                                   affirmative votes         votes withheld
                                                   -----------------         --------------

         Robert Cohn                                    21,402,006                56,085
         Anson M. Beard, Jr.                            21,404,946                53,145
         Leo J. Chamberlain                             21,334,280               123,811
         Deborah A. Coleman                             21,404,293                53,798
         Nathaniel de Rothschild                        21,400,812                57,766
         Dag Tellefsen                                  21,334,885               123,206
         W. Michael West                                21,400,325                57,766


         The following matters were voted upon at the meeting:

         1. Approval of proposal regarding the 1985 Incentive Stock Plan to extend the term of the Plan for an additional ten-year period and change the name of the Plan to the "1995 Incentive Stock Plan."

         2. Approval of proposal regarding the 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 475,000 shares.

         3. Approval of proposal regarding the Certificate of Incorporation to increase the authorized number of shares to 100,000,000.

         4.  Ratification of appointment of
             KPMG Peat Marwick LLP as independent auditors.

         The votes of the stockholders on these proposals were as follows:


Proposal            Number of                Number of                Number of                 Number of
number          affirmative votes          negative votes            abstentions             broker non-votes
--------        -----------------          --------------            -----------             ----------------

   1.               14,340,289                 6,856,035                74,906                    186,861
   2.               19,521,756                 1,793,361                55,370                     87,604
   3.               18,947,311                 2,448,358                62,422                         --
   4.               21,378,383                    40,436                39,272                         --


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Exhibit No.     Description
                  -----------     -----------
                      11          Statement re computation of earnings per share

         (b)      Report on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended December 31, 1995.

                        OCTEL COMMUNICATIONS CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OCTEL COMMUNICATIONS CORPORATION

Dated:  February 13, 1996

                                        /s/ ROBERT COHN
                                        ----------------------------------------
                                        Robert Cohn, Chief Executive Officer


                                        /s/ JEAN-YVES DEXMIER
                                        ----------------------------------------
                                        Jean-Yves Dexmier, Senior Vice President
                                        and Chief Financial Officer

                        OCTEL COMMUNICATIONS CORPORATION

                                  EXHIBIT INDEX

                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1995


Exhibit                                                                    Page
Number             Description                                            Number
-------            -----------                                            -------

  11               Statement re computation of earnings per share........    2
  27.1             Financial Data Schedule