Form 10-Q
period 1996-03-31
OCTEL COMMUNICATIONS CORP
filed 1996-05-15
CIK 792723

- - --------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934

                For the quarterly period ended March 31, 1996, or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934

For the transition period from          to
                               --------    --------

                         Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                        77-0029449
            ----------------------------        ----------------------
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

                              Yes   X   No
                                  -----    -----

         The number of shares outstanding of the registrant's Common Stock on April 30, 1996 was 50,758,668. (See Note 4 to notes to condensed consolidated financial statements.)


- - --------------------------------------------------------------------------------

           This document consists of 19 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                      INDEX

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance
                           Sheets - March 31, 1996 and
                           June 30, 1995....................................     3

                           Condensed Consolidated Statements
                           of Operations - three and nine months ended
                           March 31, 1996 and 1995..........................     4

                           Condensed Consolidated Statements
                           of Cash Flows - nine months ended
                           March 31, 1996 and 1995..........................     5

                           Notes to Condensed Consolidated
                           Financial Statements.............................     6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.......................................     9

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings................................    17
         Item 6.           Exhibits and Reports on Form 8-K.................    18

SIGNATURES        ..........................................................    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA - UNAUDITED)

                                                                                    March 31,       June 30,
                                                                                      1996            1995
                                                                                    ---------      ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $  28,933      $  24,521
    Short-term investments                                                             22,653         28,054
    Accounts receivable net of allowance for doubtful accounts
        of $3,593 at March 31, 1996 and $2,938 at June 30, 1995                       133,985        110,679
    Accounts receivable from related parties                                               --          6,270
    Inventories                                                                        57,317         31,151
    Prepaid expenses and other                                                         18,860         15,448
                                                                                    ---------      ---------
        Total current assets                                                          261,748        216,123

Property, plant and equipment, net of accumulated
    depreciation and amortization of $81,635 at
    March 31, 1996 and $76,974 at June 30, 1995                                       132,578        128,753
Deposits and other assets                                                              22,958         23,400
                                                                                    ---------      ---------
        Total                                                                       $ 417,284      $ 368,276
                                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade payables                                                                  $  21,722      $  21,157
    Accrued compensation and employee benefits                                         28,880         28,188
    Income taxes payable                                                                2,985          7,921
    Accrued and other liabilities                                                      37,206         35,465
                                                                                    ---------      ---------
        Total current liabilities                                                      90,793         92,731
Long-term obligations                                                                     325            602

Stockholders' equity:
    Preferred stock, $.001 par value - authorized,
        5.0 million shares; none outstanding                                               --             --
    Common stock, $.001 par value - Mar. 31, 1996 - authorized,
        100.0 million shares; outstanding, 50.1 million shares, June 30, 1995 -
        authorized, 50.0 million shares;
        outstanding, 47.7 million shares (Note 4)                                     214,098        183,193
    Notes receivable from employees                                                    (4,500)        (1,347)
    Retained earnings                                                                 117,999         96,039
    Treasury stock at cost:  0.2 million shares at June 30, 1995                           --         (2,347)
    Other                                                                              (1,431)          (595)
                                                                                    ---------      ---------
        Total stockholders' equity                                                    326,166        274,943
                                                                                    ---------      ---------
        Total                                                                       $ 417,284      $ 368,276
                                                                                    =========      =========

            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                             Three Months Ended         Nine Months Ended
                                            ---------------------     ---------------------
                                            March 31,    March 31,    March 31,    March 31,
                                              1996         1995         1996         1995
                                            --------     --------     --------     --------
NET REVENUES:
    Systems                                 $ 93,752     $ 74,653     $259,408     $223,096
    Services and license                      46,097       40,389      130,868      113,931
                                            --------     --------     --------     --------
        Total net revenues                   139,849      115,042      390,276      337,027

COSTS AND EXPENSES:
    Cost of systems                           29,276       25,981       79,761       73,488
    Cost of services                          28,953       23,391       82,267       65,713
    Research and development                  19,208       18,313       56,521       53,438
    Selling, general and administrative       43,936       38,197      125,692      112,347
    Non-recurring charge for acquired
        in-process research and
        development                               --           --           --        4,725
    Integration costs                             --        1,252           --        2,261
                                            --------     --------     --------     --------
        Total costs and expenses             121,373      107,134      344,241      311,972
                                            --------     --------     --------     --------

Operating income                              18,476        7,908       46,035       25,055
Interest and other income, net                   670          683        1,742        2,209
                                            --------     --------     --------     --------

Income before income taxes                    19,146        8,591       47,777       27,264

Provision for income taxes                     6,900        2,500       17,200        8,600
                                            --------     --------     --------     --------

NET INCOME                                  $ 12,246     $  6,091     $ 30,577     $ 18,664
                                            ========     ========     ========     ========

NET INCOME PER COMMON
    AND EQUIVALENT SHARE (Note 4)           $   0.23     $   0.12     $   0.58     $   0.38
                                            ========     ========     ========     ========

Weighted average number of
    common shares and equivalents
    used in computation (Note 4)              53,514       49,458       53,012       49,648
                                            ========     ========     ========     ========

            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                              Nine Months Ended
                                                                           ----------------------
                                                                           March 31,     March 31,
                                                                             1996          1995
                                                                           --------      --------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 30,577      $ 18,664
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                     25,040        23,164
           Amortization of premium on marketable securities                      43           195
           Deferred income taxes                                              5,183          (504)
           Non-recurring charge for acquired in-process
               research and development                                          --         4,725
           Changes in working capital:
               Accounts receivable                                          (17,014)       (4,237)
               Inventories                                                  (23,390)       (4,607)
               Prepaid expenses and other                                    (5,622)       (2,552)
               Trade payables                                                   552         2,126
               Accrued compensation and employee benefits                       504        (3,402)
               Income taxes payable and accrued and other liabilities         5,104          (755)
                                                                           --------      --------
                  Net cash provided by operating activities                  20,977        32,817
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net                                               20,166         5,953
    Repurchases of common stock                                              (8,903)      (25,320)
    Proceeds from payment of employees' notes receivable                         50            --
    Proceeds from sale of financial instruments - put warrants                1,762         1,408
    Repayments of long-term obligations                                        (271)         (741)
                                                                           --------      --------
                  Net cash provided by/(used for) financing activities       12,804       (18,700)
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                     (24,182)      (29,967)
    Sales and maturities of short-term investments                           29,595        65,979
    Property, plant and equipment additions                                 (26,445)      (42,196)
    Changes in deposits and other assets                                     (7,977)       (1,885)
    Acquisition of intellectual and personal property                            --        (5,054)
                                                                           --------      --------
                  Net cash used for investing activities                    (29,009)      (13,123)
                                                                           --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (360)         (493)
                                                                           --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     4,412           501
                                                                           --------      --------
CASH AND CASH EQUIVALENTS:

Beginning of period                                                          24,521        17,889
                                                                           --------      --------
End of period                                                              $ 28,933      $ 18,390
                                                                           ========      ========

            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1996 AND 1995 - UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and related notes.

         Certain fiscal 1995 costs previously reported as research and development expenses have been reclassified to selling, general and administrative expenses to conform to the fiscal 1996 presentation.

2.       Short-term investments

         At March 31, 1996 and June 30, 1995, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                                       Unrealized    Unrealized     Accrued       Estimated
                              Cost        Gains        Losses       Interest      Fair Value
                              ----        -----        ------       --------      ----------
At March 31, 1996:

U.S. Government
  securities                $11,448       $   2        $(159)       $    (70)       $11,221
Municipal notes/bonds        24,481          44          (12)           (250)        24,263
                            -------       -----        -----        --------        -------
                            $35,929       $  46        $(171)       $   (320)       $35,484
                            =======       =====        =====        ========        =======

At June 30, 1995:

U.S. Government
  securities                $12,117       $  --        $(180)       $    (82)       $11,855
Municipal notes/bonds        22,200          41          (41)           (376)        21,824
                            -------       -----        -----        --------        -------
                            $34,317       $  41        $(221)       $   (458)       $33,679
                            =======       =====        =====        ========        =======

         These securities were classified on the balance sheet as follows (in thousands):

                                 March 31, 1996       June 30, 1995
                                 --------------       -------------
Cash equivalents                    $13,151              $ 6,083
Short-term investments               22,653               28,054
                                    -------              -------
                                    $35,804              $34,137
                                    =======              =======

         The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1996 AND 1995 - UNAUDITED)

                                     March 31, 1996              June 30, 1995
                                 ----------------------      ----------------------
                                             Estimated                   Estimated
                                 Cost        Fair Value      Cost        Fair Value
                                 ----        ----------      ----        ----------
Due in less than one year       $23,478       $23,325       $15,573       $15,457
Due in one to three years         5,627         5,543        14,778        14,476
Due thereafter                    6,824         6,616         3,966         3,746
                                -------       -------       -------       -------
                                $35,929       $35,484       $34,317       $33,679
                                =======       =======       =======       =======

         For the three and nine months ended March 31, 1996, the Company had $54.0 million and $149.8 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material. For the three and nine months ended March 31, 1995, the Company had $25.7 million and $154.8 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.       Inventories consist of (in thousands):

                             March 31,             June 30,
                               1996                  1995
                             ---------             --------
Finished goods                $ 8,649               $ 5,009
Work-in-process                14,981                 8,586
Raw materials                  33,687                17,556
                              -------               -------
     Total                    $57,317               $31,151
                              =======               =======

4. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

         On March 25, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 10, 1996 to stockholders of record on April 5, 1996. All references to number of shares (except authorized shares) and per share amounts have been restated.

5.       Line of credit and letters of credit

         Effective June 1994, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1996 AND 1995 - UNAUDITED)

         related items. The Company was in compliance with these covenants and had no borrowings under this line as of March 31, 1996. The Company expects to renew its existing line which expires in June 1996.

         On March 31, 1996, the Company had $1.2 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Japanese Yen, Pounds Sterling and French Francs and expire on various dates through December 25, 1999.

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

7. Interest and other income, net consists of the following (in thousands):

                                      Three Months Ended         Nine Months Ended
                                      ------------------         -----------------
                                    March 31,    March 31,    March 31,      March 31,
                                      1996         1995         1996           1995
                                     -----        -----       -------        -------
Interest and investment income       $ 512        $ 682        $ 1,781        $ 1,803
Loss on sale of short-term
    investments, net                    --           --             (7)           (19)
Foreign exchange gains, net            262          116             87            664
Other income (expense), net           (104)        (115)          (119)          (239)
                                     -----        -----        -------        -------
     Total                           $ 670        $ 683        $ 1,742        $ 2,209
                                     =====        =====        =======        =======

8.       Integration costs

         In connection with the VMX merger, the Company recorded integration costs in fiscal 1994 of $18.3 million related to costs associated with consolidating facilities and personnel. The balance in the related reserves of $0.4 million is included in Accrued and other liabilities on the balance sheet at March 31, 1996. Additional expenses of approximately $2.3 million were incurred during the first nine months of fiscal 1995, relating primarily to literature design for name change and other modifications to literature for the merged Company and the consolidation of processes and computer systems of the merged Company. Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal 1996 as the consolidation of the two companies was substantially completed. These costs were entirely offset by excess integration reserves which were identified and reversed during the first quarter. No additional integration costs were incurred since the first quarter of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

         The Company derives revenues from the sale of systems, performance of services and generation of license fees from its three strategic business units, Global Business Solutions ("GBS"), Voice Information Services ("VIS") and Services (comprised of Octel Network Services and OcteLink). GBS consists of system sales, services and maintenance contracts to corporations and institutions including universities and governments. VIS consists of system sales and maintenance contracts to service providers like telephone companies and wireless providers.

         Total net revenues for GBS for the third quarter of fiscal 1996 were $64.3 million compared to $63.9 million in the same period last year. For the first nine months of fiscal 1996, total net GBS revenues decreased from $200.5 million in fiscal 1995 to $193.9 million in fiscal 1996. Total net revenues for VIS increased from $35.2 million in the third quarter of fiscal 1995 to $57.9 million in the third quarter of fiscal 1996. For the first nine months of the year, total net VIS revenues increased from $91.6 million in fiscal 1995 to $144.4 million in fiscal 1996. Services sector revenue, which is primarily related to Octel Network Services ("ONS"), was $17.6 million for the third quarter of fiscal 1996 compared to $16.0 million in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, ONS revenue increased to $51.9 million from $44.9 million in the same period last year.

         Systems revenues consist of software, hardware, upgrades and expansions sold to corporations and other institutions, including telephone and cellular companies. Service revenues, as presented below, include a range of voice processing and network management services provided by ONS to customers in the GBS and VIS markets as well as the residential market through a Regional Bell Operating Company. Services and license revenues also include service contracts, applications development, spares sales and hardware repair and maintenance provided by the GBS and VIS business units.

                                              Three Months Ended                      Nine Months Ended
                                      -----------------------------------     ----------------------------------
                                      March 31,     March 31,   Increase/     March 31,     March 31,  Increase/
                                        1996          1995      (Decrease)      1996          1995     (Decrease)
                                      ---------     ---------   ---------     ---------     ---------  ---------
                                                                   (Dollars in millions)
Systems                                $ 93.7        $ 74.6         26%        $259.4        $223.1        16%
Services and license                     46.1          40.4         14%         130.9         113.9        15%
                                       ------        ------                    ------        ------
Total net revenues                     $139.8        $115.0         22%        $390.3        $337.0        16%
                                       ======        ======                    ======        ======

Percentage of Total Net Revenues

Systems                                    67%           65%         2%            66%           66%       --
Services and license                       33%           35%        (2)%           34%           34%       --

Systems

         The growth in systems revenues for the third quarter of fiscal 1996 over the third quarter of fiscal 1995 was attributable to revenue increases in the VIS business, offset by a slight decrease in the systems portion of the GBS business. The VIS increase was due primarily to an increase in

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

international sales (primarily in Europe, Canada and Asia-Pacific), and, to a lesser extent, an increase in domestic sales. For the GBS business, higher domestic sales were more than offset by lower international sales. The GBS domestic increase was positively affected by increases in revenues by the Company's PC division and Rhetorex subsidiary. However, these increases were partially offset by a decrease in new system sales volume. The lower international GBS revenue resulted primarily from decreases in Europe and Canada, partially offset by an increase in the Asia-Pacific market. Lower than expected Overture 250 sales, which replaced the Aspen family, contributed to the decrease in domestic GBS system sales. Although the Company is committed to improving the results of GBS system sales, there can be no assurance that such improvements will not be slower to materialize than expected, or that such improvements will occur.

         The systems revenue increase in the first nine months of fiscal 1996 is due primarily to increased VIS systems revenues attributable to the sale of systems expansions and software upgrades, partially offset by a decrease in GBS systems revenues. VIS revenues were higher for both domestic and international markets for the first nine months of fiscal 1996 compared to the same period for fiscal 1995 whereas GBS experienced decreases in each of these markets for the same period. Revenue in future quarters could be affected by the extent and timing of new orders from VIS providers. Such orders are typically significant in size and, therefore, either a single order or a small number of orders can have a significant impact on the amount and source of revenue in any given quarter.

Services and license

         Services and license revenues grew in the third quarter and first nine months of fiscal 1996 as compared to the same periods in the prior year primarily as a result of the Company's larger installed base of customers. Additionally, ONS revenues increased, reflecting both subscriber growth and increased usage. The Company is continuing to focus resources on increasing revenue from its services and license business and anticipates that services and license revenue as a percentage of net revenues will continue to fluctuate based on system sales.

COST OF SALES

                                              Three Months Ended                      Nine Months Ended
                                      -----------------------------------     ----------------------------------
                                      March 31,     March 31,   Increase/     March 31,     March 31,  Increase/
                                        1996          1995      (Decrease)      1996          1995     (Decrease)
                                      ---------     ---------   ---------     ---------     ---------  ---------
                                                                   (Dollars in millions)
Cost of systems                        $ 29.3        $ 26.0         13%        $ 79.8        $ 73.5          9%
Cost of services                         28.9          23.4         24%          82.2          65.7         25%
                                       ------        ------                    ------        ------
Total cost of sales                    $ 58.2        $ 49.4         18%        $162.0        $139.2         16%
                                       ======        ======                    ======        ======

Percentage of Net Revenues

Cost of systems                            31%           35%        (4%)           31%           33%        (2%)
Cost of services                           63%           58%         5%            63%           58%         5%
Total cost of sales                        42%           43%        (1%)           42%           41%         1%

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Total cost of sales, as a percentage of total net revenues, decreased for the third quarter and increased for the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. The changes are due primarily to a reduction in cost of systems offset by increases in cost of services.

Systems

         The decreases in cost of systems as a percentage of total systems revenues in the third quarter and first nine months of fiscal 1996 compared to the same periods in the prior year were due primarily to product mix changes. VIS revenues, which generally carry lower cost of sales as a percentage of total net revenues than GBS revenues, increased as a percentage of total systems revenues from the third quarter and first nine months of fiscal 1995 compared to the same periods of fiscal 1996.

Services and license

         The increase in cost of services as a percentage of total services and license revenues in the third quarter and first nine months of fiscal 1996 compared to the same periods of fiscal 1995 was due primarily to higher employee-related costs associated with service contracts and hardware repair and maintenance activities. ONS cost of services as a percentage of total services and license revenues also increased, but to a lesser extent, from the third quarter and first nine months of fiscal 1995 to the same periods of fiscal 1996. ONS cost of services for the third quarter of fiscal 1996 was affected by upfront costs incurred to build an infrastructure to serve new customers. The change for the first nine months of fiscal 1996 compared to the same period of fiscal 1995 was partially affected by the inclusion of revenue for a significant one-time customer conversion to ONS services which had little associated cost of services in fiscal 1995.

         On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

RESEARCH AND DEVELOPMENT

                                              Three Months Ended                      Nine Months Ended
                                      -----------------------------------     ----------------------------------
                                      March 31,     March 31,   Increase/     March 31,     March 31,  Increase/
                                        1996          1995      (Decrease)      1996          1995     (Decrease)
                                      ---------     ---------   ---------     ---------     ---------  ---------
                                                                   (Dollars in millions)
Expenses                                $19.2         $18.3         5%          $56.5         $53.4         6%

Percentage of revenues                     14%           16%       (2%)            14%           16%       (2%)

         The increase in absolute dollars spent on research and development for both the third quarter and first nine months of fiscal 1996 is primarily due to the Company's increased spending on employee-related costs for new product development, including OcteLink. In addition, in the third quarter of fiscal 1995, the Company incurred a one-time charge of approximately $1.2 million related to a cancelled contract for software development. There were no such charges during fiscal

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1996. Because of the Company's commitment to the development and implementation of technology and products that help maintain market share and position Octel for industry leadership, the Company believes that continued investments in research and development expenses are likely to increase in absolute terms and, depending on revenue in any given period, could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                              Three Months Ended                      Nine Months Ended
                                      -----------------------------------     ----------------------------------
                                      March 31,     March 31,   Increase/     March 31,     March 31,  Increase/
                                        1996          1995      (Decrease)      1996          1995     (Decrease)
                                      ---------     ---------   ---------     ---------     ---------  ---------
                                                                   (Dollars in millions)
Expenses                               $  43.9       $  38.2       15%        $  125.7      $  112.3       12%

Percentage of revenues                      31%           33%      (2%)             32%           33%      (1%)

         The increase for both the third quarter and first nine months of fiscal 1996 in selling, general and administrative expenses in absolute dollars resulted primarily from payroll-related expenses for employees hired to support the growth of the Company's services business and international operations. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and, depending on revenue in any given period, could increase as a percentage of net revenues. Additionally, the Company is currently involved in litigation that may cause an increase in legal expenses in the future. (See Item 1 "Legal Proceedings" in Part II.)

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

INTEGRATION COSTS

         In connection with the VMX merger in fiscal 1994, the Company recorded additional integration costs of $2.3 million in the first nine months of fiscal 1995. The integration costs related primarily to literature design for name change and other modifications to literature for the merged company and the consolidation of processes and computer systems of the merged company. Additional integration costs of approximately $0.7 million were incurred during the first quarter of fiscal 1996 as the consolidation of the two companies was substantially completed. These costs were entirely offset by excess integration reserves which were identified and reversed during the first quarter of fiscal 1996. No additional integration costs were incurred since the first quarter of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST AND OTHER INCOME, NET

         Interest and other income, net for the third quarter of fiscal 1996 decreased slightly compared to the third quarter of fiscal 1995. For the first nine months of fiscal 1996, interest and other income, net decreased $0.5 million from the same period of fiscal 1995. Interest and investment income for the third quarter of fiscal 1996 decreased compared to the third quarter of fiscal 1995 primarily due to lower average cash and investment balances. This decrease was partially offset by an increase in net foreign exchange gains during the comparable periods. The decrease for the first nine months of fiscal 1996 compared to the same period of fiscal 1995 was due primarily to a decrease in net foreign exchange gains.

INCOME TAXES

         The Company's effective tax rate was 36 percent in the third quarter and first nine months of fiscal 1996, respectively, as compared to 29 percent and 32 percent in the corresponding periods of fiscal 1995. The effective rate was higher in fiscal 1996 due to the expiration of the U.S. federal research and development credit and the smaller impact that certain tax benefits have on the effective tax rate. The Company expects its effective tax rate for fiscal 1996 to decrease slightly if the proposed legislation which extends the research and development tax credit is enacted prior to the end of the fiscal year.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

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

capability, regardless of protocol, system size or geographic location. Revenues from OcteLink commenced during the second quarter of fiscal 1996 but have not been material to-date and are not expected to be material for the fiscal year. The Company has incurred additional research and development and selling, general and administrative expenditures to launch OcteLink and expects to incur additional costs in future quarters. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services. Furthermore, demand for a global messaging network may be slow to materialize, may not materialize or competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

         The Company introduced the Overture Family of message servers in July 1995. The Overture 250, which replaced the Aspen family, is a mid-level system within the GBS product line designed for medium-sized businesses and large branch offices. To date, sales of the Overture 250 have been slightly below management expectations. Additionally, the Company has issued credits under its trade-in program, which extends through the end of fiscal 1996, to replace installed systems with the Overture 250. These trade-in costs could negatively affect gross margins.

         The Company is currently engaged in various new projects and product development which are necessary to help maintain market share and Octel's leadership position in the industry. Two of the more significant projects are "unified messaging" products for voice, fax and electronic mail messaging and the Company's next-generation client/server architecture for its Sierra platform, Intelligent Messaging Architecture ("IMA"). Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in fiscal 1997. IMA was originally scheduled for first-phase release during the latter part of the fourth quarter of fiscal 1996; however, shipment of this product has been delayed until the beginning of the third quarter of fiscal 1997 in order to allow for the release of a more feature-rich product. The successful introduction of these and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any delay in introducing new products or failure of such products to achieve substantial market share could significantly reduce future expected revenues and/or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in introducing new products or that such products will generate significant revenues or profits.

         During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000. This pricing approach was also adopted for the Overture and Sierra systems during fiscal 1996. This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees. The Company has adopted contract accounting (based upon percentage-of-completion) to recognize revenue in connection with capacity on demand transactions when firm commitments to purchase additional capacity exist. Under this method, revenues are recognized as a function of the capacity provided to the customer

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and costs are recognized proportionally to revenue recognized. Costs in excess of billings are deferred in the Balance Sheet. The adoption of contract accounting did not have a material impact on results for the third quarter or first nine months of fiscal 1996. The Company believes that delays in expected revenue in fiscal 1996 have occurred as a result of renegotiating contracts with certain customers and distributors to accommodate this pricing approach. While the Company believes that this approach will make it more competitive, difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. The Company's Common Stock and technology stocks in general have been at or near historic highs in recent weeks and there can be no assurance that such valuations will continue or increase. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and short-term investments in the first nine months of fiscal 1996 decreased $1.0 million from June 30, 1995. Cash flows from operations resulted in a net source of cash of $21.0 million in the first nine months of fiscal 1996 and $32.8 million in the first nine months of fiscal 1995. The decrease from the prior year was due primarily to increases in inventory and accounts receivable offset by higher net income and the timing of payment of certain liabilities. The increase in inventory resulted primarily from the Company's preparation for fourth quarter sales, which have historically been higher than other preceding quarters, a change in vendors during the second quarter of fiscal 1996 and continued product transitions. The Company is taking action to reduce inventory to a more acceptable level over the next six months. In the event that fourth quarter sales do not meet planned levels, inventory will be higher than target levels which could potentially result in excess inventory.

         The primary sources of cash during the first nine months of fiscal 1996 resulted from net income of $30.6 million, which included $25.0 million of non-cash expenses for depreciation and

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

amortization, and cash provided by the sale of Common Stock, resulting from the exercise of stock options, of $20.2 million. The primary uses of cash during the first nine months of fiscal 1996 were investment in property, plant and equipment of $26.4 million, increases in inventory of $23.4 million and the repurchase of Common Stock for $7.1 million, net of put warrant proceeds of $1.8 million. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1996. The Company anticipates that its property, plant and equipment investments will result in greater efficiencies and increased flexibility for the Company.

         On March 25, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 10, 1996 to stockholders of record on April 5, 1996.

         In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares (pre-split) of its Common Stock over a period of approximately two years. As of March 31, 1996, the Company had repurchased approximately 3.2 million shares (post-split) of its Common Stock under this program at an average per share price of approximately $11 (post-split), including the impact of put warrant proceeds. The Company expects to continue to repurchase its Common Stock under this program.

         Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement. Under the terms of the operating lease, the Company is contingently liable for up to $9.9 million. Cash payments under the operating lease totaled $0.5 million during the first nine months of fiscal 1996.

         In connection with the VMX merger, the Company recorded $18.3 million of integration reserves in fiscal 1994. Expenditures charged against the reserve totaled approximately $4.1 million for the first six months of fiscal 1996 as the consolidation of the Company's manufacturing facilities was completed. The balance of the integration reserves was $0.4 million at March 31, 1996.

         The Company anticipates that cash flows from operations, its existing cash and cash equivalents balance, its short-term investment balance and its existing $30 million bank revolving line of credit (which expires in June 1996 but is expected to be renewed), will be adequate to meet the Company's cash requirements through the end of fiscal 1997.

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

Gilbarco Inc.

         In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. On February 12, 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco in the underlying action and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequent challenge of the Court's ruling was denied and it is now expected that Gilbarco will appeal the final judgment invalidating their patent.

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

                        OCTEL COMMUNICATIONS CORPORATION

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.               Description
                  -----------               -----------
                       3.0        Certificate of Incorporation of the Company

                      11.0        Statement re computation of earnings per share

                      27.0        Financial Data Schedule

         (b)      Report on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended March 31, 1996.

                        OCTEL COMMUNICATIONS CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        OCTEL COMMUNICATIONS CORPORATION

Dated:  May 15, 1996

                                        /s/ JEAN-YVES DEXMIER
                                        ----------------------------------------
                                        Jean-Yves Dexmier, Senior Vice President
                                        and Chief Financial Officer

                        OCTEL COMMUNICATIONS CORPORATION

                                  EXHIBIT INDEX

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

Exhibit                                                                    Page
Number     Description                                                    Number
- - ------     -----------                                                    ------
  3.0      Certificate of Incorporation of the Company                      2

 11.0      Statement re computation of earnings per share                   5

 27.0      Financial Data Schedule                                          6