Form 10-K405
period 1996-06-30
OCTEL COMMUNICATIONS CORP
filed 1996-09-09
CIK 792723

                    As filed with the Securities and Exchange
                         Commission on September 9, 1996
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1996 or

     [ ] Transition report pursuant to section 13 or 15(d) of Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to __________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 30, 1996 was $1,330,854,963 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and Shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the registrant's Common Stock outstanding as of August 30, 1996 was 52,244,196.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Octel Communications Corporation tentatively scheduled to be held on November 14, 1996 are incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS

PART I........................................................................................................    4

   ITEM 1.   BUSINESS.........................................................................................    4

      Introduction............................................................................................    4
      Corporate Strategy......................................................................................    5
      Customer Base...........................................................................................    7
      Products................................................................................................    8
      Sales, Customer Support and Warranties..................................................................   11
      Backlog.................................................................................................   12
      Competition.............................................................................................   12
      Manufacturing...........................................................................................   14
      Research and Development................................................................................   15
      Government Regulation...................................................................................   16
      Patents, Copyrights, Trademarks and Technology Licenses.................................................   16
      Employees...............................................................................................   17

   ITEM 2.  PROPERTIES........................................................................................   18

   ITEM 3.  LEGAL PROCEEDINGS.................................................................................   18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................   18

EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION........................................................   18

PART II.......................................................................................................   21

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................   21

   ITEM 6.  SELECTED FINANCIAL DATA...........................................................................   21

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............   22

      Results of Operations - Annual..........................................................................   22
      Net Revenues............................................................................................   22
      Cost of Systems and Services............................................................................   24
      Research and Development................................................................................   24
      Selling, General and Administrative.....................................................................   25
      Non-recurring Charge for Acquired In-process Research and Development...................................   25
      Integration Costs.......................................................................................   26
      Interest and Other Income (Expense), Net................................................................   26
      Income Taxes............................................................................................   26
      Foreign Operations......................................................................................   26
      Dividends...............................................................................................   27
      Results of Operations - Quarterly.......................................................................   27
      Liquidity and Capital Resources.........................................................................   28
      Factors That May Affect Future Results of Operations....................................................   29
      New Accounting Pronouncements...........................................................................   30

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................   31

      Index to Consolidated Financial Statements..............................................................   31

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   51

PART III......................................................................................................   51

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................   51

   ITEM 11. EXECUTIVE COMPENSATION............................................................................   51

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................   51

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................   51

PART IV.......................................................................................................   51

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................   51
      (a)     1.  Consolidated Financial Statements and Financial Statement Schedule..........................   51
              2.  Exhibits....................................................................................   52
      (b)     Reports on Form 8-K.............................................................................   53
      (c)     Exhibits........................................................................................   53
      (d)     Financial Statement Schedule....................................................................   53

SIGNATURES....................................................................................................   54

                                     PART I

ITEM 1.   BUSINESS

     Octel Communications Corporation (Octel or the Company) is a world leader in voice processing technology and voice messaging outsourcing services, with a worldwide market share estimated to be 25%. Octel's voice processing technology integrates with both telephone and data networks. The Company's broad array of products and services allows users to communicate more effectively by making it simple to deliver and exchange information over worldwide communications networks. Over 40 million Octel mailboxes have been deployed in over 40 countries. The Company sells and supports hardware and software and is a major provider of voice messaging services in both the public and private sectors. The Company's products and services enable people to send voice and fax messages to each other and to have their telephones and fax calls answered by a voice mail system. Octel's 19,000 customers include many small- and medium-sized businesses, large international corporations (including over 75% of the Fortune 50 and over 55% of the Fortune 500), universities, governments, major telephone companies and many major cellular service providers worldwide.

     The Company went public in February 1988 and was reincorporated in Delaware in December 1989 as the successor to a California corporation and a related corporation and research and development limited partnership first formed in 1982.

INTRODUCTION

     Over the past few years, the communications environment has broadened substantially. The demand for communications has influenced the creation of many different options such as voice messaging, telephone answering, telecommunications, fax, paging, overnight couriers, radio systems, electronic mail (e-mail), postal delivery systems and the Internet for both business and personal use. Because of information's great importance, communication tools are more pervasive and important in people's lives than ever before. Furthermore, with the passage of the Telecommunications Act of 1996, continued evolution of the telecommunications industry can be expected. See "-- Government Regulations."

     The Company's customers use voice messaging technology to meet a number of objectives, including management of information flow, increased efficiency, improved customer service, enhanced business competitiveness, increased operating flexibility and greater employee productivity. Voice messaging allows the user to be accessible 24 hours a day. With fax processing capabilites, subscribers can efficiently receive, store, retrieve and redirect fax documents using any touch-tone phone.

     Voice messaging has a number of advantages over e-mail and other communication mediums. Voice messaging:

- -    TAKES ADVANTAGE OF THE ACCESSABILITY OF TELEPHONES TO SEND AND RECEIVE
     MESSAGES. Users can send or listen to voice messages from nearly any telephone at any time. E-mail requires that users have access to a computer. Computer access while traveling or at home can be inconvenient or not readily available.

 - IS SIMPLE, FAST AND CONVENIENT. Speech is one of our most basic skills. Voice messaging allows users to take advantage of this skill and to convey emotions, humor, subtlety and nuance in a message characteristics that are much more difficult to duplicate in a written format. Furthermore, voice messages are quick and easy to create and send.

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

- -    IS IDEALLY SUITED FOR MESSAGING TO GROUPS. In the developed parts of the world, nearly everyone has a telephone. In developing regions, many people are gaining access to phone lines through wireless services.
     As a result, a single voice message can be distributed to a broad audience.

 - USES FIXED LINE AND WIRELESS TELEPHONE NETWORKS TO SEND AND RECEIVE MESSAGES. These networks are generally more pervasive and reliable than data communications networks such as the Internet, on-line services and in-house networks.

     Voice messaging is increasingly available to small businesses and homes via telephone and cellular service providers. Despite these advances, it is still difficult to connect incompatible systems internally and externally and to interconnect global sites. The Company believes this has been a barrier to effective messaging. Over the past several years, the Company has endeavored to develop a network that allows seamless voice messaging among disparate systems and ultimately allows messaging to anyone with a telephone number and networking capability. The introduction of OcteLink services in July 1995 is helping to overcome these barriers. OcteLink provides ubiquitous message exchange regardless of the voice processing system used or its location.

CORPORATE STRATEGY

     Mission Statement

     Octel is the voice messaging company. Management is committed to the mission of enabling everyone in the world to voice message to and from every home, every car, every mobile phone and every business.

     To pursue its mission, the Company, throughout its history, has developed its own technology and acquired companies to broaden its product line. The focus of this pursuit has been on Global Messaging, or, allowing users to send and receive messages anyplace, anytime through their preferred medium.

     Broad Product Line

     After becoming a publicly traded company in 1988, Octel pursued a strategy of both vertical and horizontal integration. Having developed the broadest range of voice processing systems in the industry, Octel acquired several companies which expanded the range of its product and service offerings. In 1992, the Company acquired Compass Technology, Inc. (now OPCPD), a software developer and marketer of personal computer (PC) based voice processing systems. In 1992, the Company also acquired Octel Network Services (ONS, formerly Tigon Corporation), from Ameritech, a Regional Bell Operating Company based in Chicago, Illinois. ONS specializes in the outsourcing and management of voice messaging systems.

     In March 1994, the Company merged with VMX, Inc. (VMX), a designer, manufacturer and marketer of integrated voice mail systems and software products. The VMX product lines were integrated with Octel's product line in early fiscal 1996. As part of the merger, the Company also acquired VMX's subsidiary, Rhetorex, a designer and manufacturer of voice processing components for PCs, including board-level hardware and operating system software.

     The Company has also acquired certain intellectual and personal property from other companies such as its fiscal 1992 acquisition of a provider of interactive voice response technology in Israel and its fiscal 1995 acquisition of certain assets of a French software company that provided voice processing solutions for the Voice Information Services marketplace.

     The key strengths of Octel's broad product and service offerings are its:

- -    LARGE INSTALLED-BASE AND GLOBAL PRESENCE: With over 50,000 systems installed at more than 19,000 customers in over 40 countries, Octel has a large-installed base from which it may derive future revenues in the form of upgrade options, replacement products and new technology enhancements.

 - MULTIPLE CUSTOMER SOLUTIONS: Octel's solutions meet the needs of emerging companies, small- to medium-sized businesses with satellite offices and branch offices, and multinational corporations with large branch offices and subsidiaries worldwide. In July 1995, the Company consolidated its Octel and VMX products into a single product family called the Octel Overture Message Server family. These products are scalable, designed for multi-application environments and support the most widely deployed messaging software in the world. In addition to the Overture product family, the Company also designs and sells the Sierra system, which is a multi-application voice information processing system specifically designed to meet the special needs of telephone companies and other VIS customers.

- -    COMPATIBILITY WITH PRIVATE BRANCH EXCHANGE (PBX) SYSTEMS: Octel's voice messaging systems work with nearly every brand of PBX system in the world.

- -    UPGRADEABILITY: Octel's voice messaging solutions enable businesses of all sizes to protect their technology investments and to expand and grow as their needs change. For example, customers who invested in Octel's original Aspen system eleven years ago can migrate to one of the Octel Overture Message Servers without losing some important resources - their voice mail database information, applications, software features, voice recordings and messages. Furthermore, Octel's Capacity On Demand (COD) software allows customers to enable additional message storage hours, system mailboxes and fax capabilities on an as-needed basis.

- -    ENTERPRISE-WIDE NETWORKING: As corporations move toward distributed, enterprise-wide information systems, networking capabilities become even more crucial. Via OctelNet, the Company's networking software application, Octel customers on Octel systems at different locations can exchange messages. Via "digital networking," customers can use their existing Local Area Network (LAN) and Wide Area Network (WAN) infrastructure to transfer voice messages between users. This capability serves to improve speed and voice quality while leveraging existing technology investments to reduce costs. In the future, it is anticipated that the integration of voice on the information superhighway will allow voice and fax messages to be accessed, manipulated and transferred just like any other digital data by devices of all types - from desktop computers to personal digital assistants. The Company's Digital Networking, announced in March 1995, represents a key component of Octel's vision to bring voice processing to enterprise networks worldwide. Octel is continuing to enhance its product lines and plans to introduce digital networking on many product platforms in the next few years.

- -    OCTEL NETWORK SERVICES: ONS is one of the largest voice messaging outsourcing organizations in the world. It manages an average of 6 million minutes of messaging traffic each business day for approximately 1.5 million mailboxes. An increasing number of the Company's Global Business Solutions (GBS) and Voice Information Services (VIS) customers are recognizing the benefits of outsourcing the management of their voice messaging networks. ONS provides complete voice messaging network management services, which include system capacity, mailbox provisioning, system administration and maintenance, 24-hour HelpLine services, project management services and end-user training. In addition, ONS also offers communications contingency services that use voice messaging solutions to help companies communicate in the event of a disaster or other outage.

- -    ATTRACTS STRONG DISTRIBUTION PARTNERS: Octel has a strong distribution network to reach corporations, governments and institutions through a combination of direct sales, independent distributors and original equipment manufacturers (OEMs) in the United States and international markets.

- -    COMPLETE SOLUTION: The Company competes in two major markets: GBS for corporations, institutions and governments and VIS for service providers. Furthermore, Octel provides software, hardware, outsourcing and customer services and support to customers in both GBS and VIS markets - giving the Company a broad infrastructure to support customers' voice messaging needs globally.

     Octel's Messaging Strategy

     In conjunction with the Company's mission of making voice messaging available to every home, car, mobile phone and business, Octel has developed a two-pronged global messaging strategy:

- -    First, Octel is developing "unified messaging" products for voice, fax and
     e-mail messaging. Unified messaging essentially unites voice, fax and e-mail messaging together in a client/server architecture using standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology. Octel's first implementation of unified messaging will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. During fiscal 1996, the Company entered into contracts to perform beta testing with several customers, including some current multinational accounts as well as new customers in fiscal 1997.

- -    Second, Octel's goal is to expand the messaging network beyond traditional user boundaries. In July 1995, Octel introduced OcteLink - the world's first "messaging post office" that allows the interconnection of virtually any voice mail system, regardless of protocol, system size or geographic location. OcteLink's global message exchange is intended to make it easier to send or receive voice mail, fax and, in the future, e-mail messages.
     This global messaging network is designed to link commercial, residential and institutional customers worldwide. During fiscal 1996, the Company entered into several contracts with service providers in North America. Revenues from OcteLink commenced during the second quarter of fiscal 1996, but have not been material to date.

     Strategic Business Units

     Octel has historically focused on two principal customer markets: Global Business Solutions and Voice Information Services. The Company has continued to broaden its product line to address these markets. Accordingly, in fiscal 1995, the Company's management was reorganized around three Strategic Business Units which are focused on serving the specific needs of the respective markets:

Global Business Solutions (GBS). GBS markets include small to large corporations, institutions and government agencies worldwide. Octel's GBS group provides a wide range of voice messaging hardware, software and services to this market segment. Product sales to the corporate market include proprietary systems designed to meet the communications needs of mid-sized to large-sized domestic and international corporations, PC-based voice messaging systems for branch offices and small businesses from OPCPD, and components to Value Added Resellers (VARs) and OEMs from the Company's Rhetorex subsidiary.

Voice Information Services (VIS). Octel's VIS group provides a wide range of voice processing hardware, software and services to voice information service providers such as Regional Bell Operating Companies (RBOCs), independent telephone companies, wireless communications companies and service bureaus around the world. The VIS group also pursues opportunities in the international market for "virtual telephone" applications. Such applications use the voice mailbox as a substitute for simultaneous communication in those countries in which basic telephone service is difficult or costly to obtain.

Both the GBS and VIS business units provide services to customers through the Company's Customer Services Organization. See "-- Sales, Customer Support and Warranties."

Services. This strategic business unit is comprised of ONS and OcteLink and sells to customers in both the GBS and the VIS markets. The Company's ONS division is a leading provider of voice information processing services and private network management to organizations wishing to outsource their voice processing needs. ONS operates its own independent voice processing network that spans the United States and provides international links to Canada, Europe, Japan, Australia and Latin America. OcteLink is a global message exchange intended to make it easier to send or receive voice mail, fax and, in the future, e-mail messages. This global messaging network is designed to link commercial, residential and institutional customers worldwide.

CUSTOMER BASE

     By the end of fiscal 1996, Octel had an installed-base of over 50,000 systems in over 40 countries, representing a total of over 40 million mailboxes. No single customer accounted for more than 10% of the Company's total net revenues for fiscal 1996, 1995 or 1994.

     The Company's GBS customers account for over 11 million mailboxes worldwide. Corporate customers include over 75% of the companies in the Fortune 50 group, including Amoco, General Electric, Hewlett-Packard and Prudential Insurance.

     The Company's VIS customers are comprised of over 130 service providers in 25 countries, including six of the seven Regional Bell Operating Companies in the United States and all major Canadian telephone companies. In Europe, Octel is strong in providing voice processing services to Europe's Global System for Mobile Communications (GSM) cellular network and its emerging business and residential markets. VIS customers include AT&T Wireless (formerly McCaw Cellular), Mannesmann Mobilfunk (Germany), Maxis (Malaysia), Mobile One (Singapore), Piltel (Philippines), Radiolinja (Finland), Telcel (Mexico), Telecom Italia (Italy), Telecom Mobile (New Zealand), and Vodacom (South Africa). Octel has more than 30 million mailboxes deployed in the VIS market.

PRODUCTS

     Octel's broad product family ranges from two-port systems for as few as 20 subscribers to 432-port systems for up to 120,000 subscribers in certain VIS applications.

     GBS Products

     In fiscal 1995, Octel consolidated all Octel and VMX products into a single product family via the introduction of the Octel Overture Message Server family. The Overture 250 provides increased functionality and all Overture products incorporate COD software. These message servers consolidate eleven different products into a family of five servers and three software products designed to provide customers with better price/performance, greater flexibility for system expansion, enhanced management tools and Octel's 24-hour-per-day, seven-day-per-week service and support. The new Octel Overture product line offers common features, one of two caller interfaces for those calling into an Octel system, a common pricing arrangement and a common networking scheme via the OctelNet protocols and the new OcteLink global messaging networks.

     The GBS offering currently includes the Octel Overture PC, Overture 200, Overture 250, Overture 300 and Overture 350. Overture products feature one of the following user interfaces: Octel Overture PC offers the Performer interface; Octel Overture 200 and 300 products offer the Serenade interface; Octel Overture 250 and 350 products offer the Aria interface.

- -    OCTEL OVERTURE PC is a PC-based system designed for small branch offices and remote sites.

- -    OCTEL OVERTURE 200 is a mid-level system designed for small-to-medium-sized offices and branch sites.

- -    OCTEL OVERTURE 250 is a mid-level system designed for medium-sized businesses or large branch offices in the U.S., Canada and the United Kingdom.

- -    OCTEL OVERTURE 300 is a mid- to high-end system designed for larger companies or institutions worldwide.

- -    OCTEL OVERTURE 350 is a high-end system designed for Fortune 500 companies in the United States and Canada.

- -    SOFTWARE SETS: Octel Overture software products include Aria, Serenade and
     Performer.

     System models and specifications include the following:

                                 Number of                    Number                    Hours of
         Model               Subscribers Served (1)           of Ports              Message Storage
         -----               ----------------------           --------              ---------------

     Octel Overture PC                 2,000 +                 4 -  16                         12 +
     Octel Overture 200         up to  5,000                   4 -  64                  5 -   540
     Octel Overture 250         up to 15,000                   4 -  72                  5 -   485
     Octel Overture 300         up to 10,000                   4 - 128                  5 - 1,085
     Octel Overture 350         up to 30,000                  12 - 144                  5 -   725

- --------
(1) The number of users actually supported will depend upon the specific customer application.

     As Octel focuses on high-value software applications, the Company has shifted the value of its GBS product offerings from hardware to software. An example of this software focus is Capacity-on-Demand (COD), a feature that provides lower entry costs and greater scalability. With it, users can more easily and cost-effectively expand the capacity of their message servers as their needs change.

     Octel has developed integrations which permit its systems to be compatible with virtually all major brands of PBX telephone systems. Integration enables the customer's voice message server to exchange data with telephone switches from different manufacturers. Integration is necessary to permit several important voice messaging features. It allows the caller to reach a subscriber's mailbox directly without dialing the subscriber's extension or mailbox number and allows message notification at the subscriber's telephone.

     GBS systems and services revenues accounted for 52%, 59% and 61% of total net revenues for fiscal 1996, 1995 and 1994, respectively.

     VIS Products

     Octel's high-capacity Sierra platform is designed to meet the special needs of the RBOCs, independent telephone companies and other VIS providers by supporting multiple voice processing applications from within a single platform. Sierra is designed to be expandable to suit market growth and be capable of handling a large number of subscribers. Sierra is also designed to meet Bellcore's Network Equipment Building Systems (NEBS) standards. When configured into a three-unit cluster, the Sierra currently supports up to 120,000 subscribers, 432 ports and 2,016 message storage hours. Sierra also utilizes the COD feature discussed above.

     Client/Server Architecture for Integrated Messaging. In order to make its VIS product line more complete, Octel intends to expand the benefits, performance and capabilities of its Sierra platform with a next-generation client/server architecture, Intelligent Messaging Architecture (IMA). This phase is intended to allow VIS service providers to build voice messaging "networks" that support millions of messaging subscribers on a single platform.

     This new architecture will allow the integration of new technologies into networks. Octel's open architecture will be designed to provide for flexible, integrated service creation for adding multiple new technologies or network platforms. It will offer faster and less expensive service creation for large subscriber bases, enabling service providers to create customized applications more easily for various countries or communities of interest.

     The architecture will consist of a UNIX/RISC-based application that serves as a dedicated service creation environment, a new back-end database server for running the new applications and a specialized Sierra Media Server that will store and process voice and fax messages. All of the stand-alone elements are based on object-oriented technology - thereby providing developers with an easy to use point-and-click graphical environment that makes application development far easier. Octel's new client/server architecture will offer:

- -     an open, flexible service creation environment
- -     scalable integrated services
- -     seamless, transparent network offerings
- -     high-performance client/server database

     The Company believes that the timely introduction and market acceptance of its next-generation client/server architecture is a key factor in determining the Company's success in the VIS market, and the Company is focusing significant resources and talent on developing and bringing products using this architecture to market. The release of IMA has been delayed from the original estimate of late fiscal 1996 to allow for additional features and functionality and completion of testing. There can be no assurance that introduction of products using this architecture will not continue to be delayed, allowing competitors to gain a market share advantage, or that such products will be successful in the marketplace.

     VIS systems and services revenues accounted for 35%, 28% and 29% of total net revenues for fiscal 1996, 1995 and 1994, respectively.

     Services

     ONS. As one of the largest voice messaging outsourcing organizations in the world, ONS delivers services for companies in 15 countries from its base of operations in the United States and the United Kingdom. ONS manages an average of 6 million minutes of messaging traffic each business day for approximately
1.5 million mailboxes. An increasing number of the Company's GBS and VIS customers are recognizing the benefits of outsourcing the management of their voice messaging networks. Customers may choose to outsource their voice processing requirements completely through ONS rather than lease or buy equipment. Some of the reasons companies are outsourcing include the customer's desire to focus on its core business, manage risk, control costs, improve overall quality, provide a guaranteed service level or to respond to a lack of internal resources. ONS provides complete voice messaging network management services, which include system capacity, mailbox provisioning, system administration and maintenance, 24-hour HelpLine services, project management services and end-user training. In addition, ONS also offers communications contingency services that use voice messaging solutions to help companies communicate in the event of a disaster or other outage. ONS customers include large corporations, federal, state and local governments and not-for-profit organizations. In addition, ONS also provides services to Ameritech, the RBOC in the midwestern United States. Through international marketing partners, ONS provides access from Australia, Europe, Japan and Latin America to its voice processing network. ONS also provides complete voice processing services on a private-label basis for resale by VIS providers.

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

     OcteLink is based upon a strong existing infrastructure that has been built by ONS, one of the world's largest voice messaging service and outsourcing organizations.

     OcteLink currently supports OctelNet and Audio Messaging Interchange Specifications (AMIS) messaging protocols. Support for the Internet as a delivery network is planned for the future as are additional voice mail and communications protocols. Octel will also make its protocols available to other vendors under licensing arrangements so that messages can be transmitted to and from their systems more easily.

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

     Services revenues (consisting primarily of ONS) accounted for 13%, 13% and 10% of total net revenues for fiscal 1996, 1995 and 1994, respectively.

SALES, CUSTOMER SUPPORT AND WARRANTIES

     The Company sells and supports its voice processing systems through direct sales, independent distributors, VARs and OEM providers. This strategy reduces Octel's dependence on any single sales channel and is designed to improve market coverage and customer satisfaction for the Company's products. Direct sales operations in the United States are conducted from approximately 40 field offices and international direct sales operations are conducted from approximately 15 offices. The Company's domestic GBS sales force is structured into four geographic areas, with each group responsible for sales - distributor, direct, and national account - within its area. A separate sales force is focused on opportunities in the domestic VIS market. Sales outside the United States are structured into three geographic territories - Canada, Europe and Intercontinental, which includes Asia-Pacific and Latin America.

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

     Sales outside the United States were approximately 29%, 25% and 24% of total net revenues for fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, the majority of international sales were made in Canada, the United Kingdom, Japan and France. In fiscal 1995 and 1994, the majority of international sales were made in the United Kingdom and Canada. In fiscal 1996, the Company formed a wholly owned subsidiaries in Mexico and Singapore to sell to customers in Latin America and Asia-Pacific countries. In fiscal 1994, the Company formed wholly owned subsidiaries in Japan and Hong Kong to sell to customers in Japan and other Asia-Pacific countries.

     The Company's Customer Services Organization is organized into three functional areas, Maintenance & Support, Educational Services and Consulting & Services. Maintenance & Support focuses on providing customers with the highest system availability utilizing the latest call center technology and training. Educational Services offers a broad array of training programs, both classroom-based and Computer Based Training at locations in California, Illinois, Pennsylvania, Canada and the United Kingdom, that allow customers to leverage their investment in the Company's products. Consulting & Services offer fee-based design services to develop sophisticated call processing business solutions for the Company's GBS and VIS customers worldwide.

     The Field Operations group includes field engineers, customer support specialists and applications consultants who together provide installation and implementation assistance to end-user customers, distributors and VIS service providers. The Field Operations group also provides warranty and post warranty maintenance and support services to direct customers worldwide, supplemented by a network of spare parts depots throughout the United States and internationally. The Company's system warranty period is generally for 12 months from date of shipment (or, if the Company installs the system, generally for 12 months from the date of installation). The Company maintains and services its products on a contractual basis after the initial product warranty has expired.

     The Company's centralized Customer Services Centers, located in San Jose, California and Fleet, United Kingdom, provide 24 hours per day support coverage to respond to requests for problem identification and resolution utilizing over 500 customer service professionals worldwide.

BACKLOG

     The Company's backlog at June 30, 1996 was $78.1 million compared to $74.4 million at June 30, 1995. The Company measures its backlog as confirmed orders for equipment, maintenance contracts and ONS services for the next six months. An increasing portion of the backlog is from the services business, which is more predictable than the GBS or VIS businesses and which reduces dependence from quarter-to-quarter on systems business. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period. The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments are booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. This is particularly true in the VIS marketplace, where individual sales orders are generally larger. Fourth quarter revenues are typically enhanced by sales incentives provided to employees and promotion programs for customers, while first and third quarter sales are traditionally not as strong. This seasonal pattern is likely to continue.

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

     Global Business Solutions

     In the corporate and institutional markets, Octel competes primarily with two types of companies: PBX manufacturers including Lucent Technologies, Northern Telecom Limited and Siemens Rolm Communications, Inc. and independent voice processing manufacturers, such as Centigram Communications Corporation, as well as PC-based system suppliers, including Active Voice Corporation and Applied Voice Technology, Inc. (AVT).

     The PBX manufacturers sell voice processing products that integrate principally with their own PBXs. These companies have considerably greater financial, technical, marketing and sales resources than the Company, and may have a competitive advantage when customers are purchasing a voice processing system at the same time they are purchasing a new PBX. They also benefit from the large installed-base of their own brands of PBXs. PBX manufacturers have intensified their competitiveness by focusing on low prices, providing single source procurement and by selling voice processing equipment as a PBX peripheral device with limited, core voice processing functionality such as telephone answering and voice mail. The Company believes that its competitive strengths compared to these PBX manufacturers are its multi-application voice processing systems, the broad set of features incorporated into the Company's products, including its multiple technology applications such as fax processing, a more user friendly interface, the ability to integrate with the PBXs of multiple manufacturers and networking. The Company also believes that development and delivery of customer applications will increase in importance as a competitive factor as customers demand not only core voice processing functionality, such as telephone answering and voice messaging, but also inter-active voice response
(IVR), fax, audiotex and integration with computer networks. Nevertheless, the Company's future operating results could be materially adversely affected with respect to sales to customers for whom price is the primary criteria, even though the Company's products may provide more features or capability.

     The independent voice processing manufacturers (including Centigram, AVT and Active Voice) also offer multiple integrations with PBXs. The Company believes that its competitive strengths compared to these companies are its large installed-base, strong support organization, broad set of system features, strong financial condition and substantial cumulative investment in research and development. The Company also believes that its direct and distributor channels of distribution allow it to compete favorably with companies with only one channel of distribution. Furthermore, the Company believes that its application generators and application development specialists represent an opportunity to provide applications tailored to meet the needs of vertical and horizontal markets as well as providing unique solutions for individual customers.

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

     A large number of voice processing companies compete primarily in the market for smaller capacity systems (fewer than 16 ports) that are typically sold to small businesses or to branch offices of larger companies; however, some of these companies also use success in the smaller capacity systems market to penetrate the large capacity systems market. Some of these competitors primarily emphasize their automated attendant and call processing capabilities, while others focus on voice messaging applications. In addition, a number of companies produce personal computer add-on cards and software primarily aimed at specialized applications or small user groups. The primary competitors for the Company's PC products include other PC-based system suppliers such as Active Voice and AVT. Certain PBX manufacturers, including Lucent Technologies and Northern Telecom, also offer competitive products to small businesses which are generally tailored to a specific brand of PBX. The market for smaller capacity systems is characterized by intense competition on price and sales coverage. The Company believes that as smaller businesses become more familiar with voice processing and its benefits, enhanced feature content will become increasingly important for small capacity systems. The Company believes that its PC-based products compete favorably against products from other PC-based vendors and PBX manufacturers because of their feature set and the Company's extensive dealer network.

     Competitors in the international corporate and institutional market segment vary by country and include both United States and foreign companies. In the past, international competition was less significant as markets outside of North America were less developed and competitors were in the early stages of developing their business strategies. As the international markets have developed, competition from traditional competitors as well as local start-up companies has increased. These competitors are primarily in the market for smaller capacity systems, which present competitive risks similar to those discussed above. Octel believes that factors in its favor in international markets are the broad set of features in its existing products, including its multiple technology applications, its large installed-base of multinational companies and its strong financial condition. The Company's international competitive position also benefits from the distribution alliances that the Company has established with nearly 20 organizations, including Alcatel NV, a division of Alcatel Alsthom, Bull S.A., Telefon AB LM Ericsson, Hitachi, Italtel, J.S. Telecom, Mercury Communications, a subsidiary of the Cable & Wireless Group, and Siemens AG.

     Voice Information Services

     In the VIS market, Octel currently competes with Boston Technology, Centigram, Comverse, Digital Sound, Glenayre and Unisys. Octel anticipates that this list of competitors will continue to change and evolve and that other competitors may enter the market in the future.

     Other telecommunications and computer companies, including some large companies that currently supply network and corporate infrastructure equipment to the RBOCs, and some companies with greater financial and technical resources than the Company, are expected to enter the VIS market. As a result of the Telecommunications Act of 1996, the RBOCs will be allowed to manufacture their own voice processing equipment once they have satisfied certain regulatory requirements. See "-- Government Regulations." The Company believes that specific product requirements are becoming clearer as the RBOCs and other telephone companies are gaining more experience with VIS. The Company continues to develop enhancements to its Sierra product to address what the Company believes are the emerging requirements of the telephone companies and other service providers. However, there can be no assurance that product requirements will not change as this market develops or that other companies will not be faster or more successful in bringing comparable products to market.

     The Company believes that the key competitive factors in the VIS market are likely to depend on the method of implementing voice information services used by the specific VIS provider. In this market, the Company believes it benefits from its greater experience in providing voice processing systems, its installed-base, market development expertise and the reliability, capacity and broad feature functionality of its products. In addition, against certain competitors, the Company competes favorably on the basis of its strong financial condition and its limited reliance on any single customer for its viability.

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

     Services

     ONS competes both with other voice processing service providers and with equipment manufacturers. Other services suppliers include independent companies such as VoiceCom and VoiceTel. ONS also competes with equipment manufacturers if the customer is uncertain whether to outsource its voice processing through a service provider such as ONS or purchase equipment from a manufacturer. In situations where a customer's capital budget is constrained or resources to manage systems are not present, ONS' service solutions become attractive as compared to equipment purchases. The Company believes that ONS competes favorably in the outsourcing market because of its proven experience in the business when it was known as Tigon Corporation, years of network development and management and Octel's strong consolidated financial position.

     Although no competitor has introduced a product that competes directly with the OcteLink service, Lucent Technologies has announced a product with a smaller scope but similar characteristics to OcteLink, designed for intra-enterprise messaging for Lucent customers, whereas OcteLink is designed for inter-enterprise messaging. In addition, in June 1996, four RBOCs announced the formation of "The Messaging Alliance" (TMA). TMA will allow subscribers of each member company's voice messaging service to send messages to users on other members' systems. TMA members currently provide services to over four million customers across the nation. Canada's Stentor Alliance has also announced intentions to provide access to TMA using OcteLink mailboxes, increasing the potential community by an additional three million mailboxes.

     The Company expects the development of TMA will have an overall positive effect on Octel because it supports the Company's strategy to provide voice messaging worldwide. Furthermore, TMA is not expected to compete directly with OcteLink because its target customers are residential and small business voice mail users, whereas OcteLink focuses on commercial customers. Accordingly, TMA is expected to complement OcteLink's services by increasing messaging among a more diverse group of customers.

MANUFACTURING

     The Company's manufacturing operations consist primarily of final assembly and extensive test and quality control of materials, components, subassemblies and systems. Most of the Company's high-end hardware and software product designs are proprietary, except for some peripheral products. Other products, such as PC products, are designed with a more open architecture. The Company currently manufactures its Overture products in San Jose, California. Rhetorex products are manufactured in Los Gatos, California and the Company's PC products are manufactured in Sarasota, Florida.

     The Company presently uses third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components for its products, certain components, including power supplies and certain semiconductors, are presently available only from a single source or from limited sources. The Company, to date, has been able to obtain adequate supplies of these components in a timely manner from existing sources or, when necessary, from alternative sources of supply. There can be no assurance, however, that such supplies will be available in the future or, if such supplies are available, that they will be available at reasonable prices. The inability to develop such alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, would adversely affect the Company's total net revenues and net income. During fiscal 1996, the Company encountered quality control problems with disk drives from one of its suppliers that required product retrofits. This problem did not materially adversely affect operating results in fiscal 1996, and the Company has obtained new sources for these disk drives. Nevertheless, the Company's future operating results could be materially adversely affected by quality control problems.

RESEARCH AND DEVELOPMENT

     The Company believes that the continued timely development of new products and enhancements to its existing products are essential to maintaining the Company's market position, and this effort requires a high level of expenditures by the Company for research and development. The Company has continued to improve the features, capabilities, capacity and price/performance of its product line while maintaining compatibility with its customers' existing installations. The Company is currently involved in the development of new products and enhancements to its existing products to increase performance, reliability and manufacturability. The Company must continue to retain skilled research and development personnel, particularly software and hardware engineers who are generally in short supply. The Company, from time to time, has purchased and anticipates that it will continue to purchase technology from third parties.

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

     During fiscal 1996, 1995 and 1994, the Company spent $77.6 million, $73.1 million and $58.0 million, respectively, on research and development. The Company expects to continue to increase expenditures on research and development in fiscal 1997 in absolute terms and these expenses could increase as a percentage of total net revenues. During fiscal 1996, 1995 and 1994, the Company entered into development contracts with certain customers whereby the Company performed development work on applications software using customer funds. During fiscal 1996, $0.5 million ($1.0 million in fiscal 1995 and $0.8 million in fiscal 1994) was recognized as revenue and $0.5 million ($1.0 million in fiscal 1995 and $0.8 million in fiscal 1994) was charged to cost of sales for projects completed. No internal software development costs have been capitalized to date under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." See Note 2 to Consolidated Financial Statements.

GOVERNMENT REGULATION

     Voice messaging services and telecommunications equipment manufacturing are regulated almost exclusively at the federal level. Other than routine equipment registration, the Company is not subject to federal telecommunications regulations. State regulatory authorities have sought to regulate some aspects of intrastate telephone answering and voice messaging services offered by telephone companies and may seek in the future to regulate such services offered by independent service providers such as the Company. At present, however, the Company is not subject to such state regulation.

     The Telecommunications Act of 1996 (the Act) eliminated any oversight of the activities of the seven RBOCs by the United States District Court for the District of Columbia under the 1984 consent decree governing the breakup of AT&T. The Federal Communications Commission and the United States Department of Justice now have principal oversight of the RBOCs' activities.

     The Act allows for some significant changes for the telecommunications industry immediately and will have more effects in the future. Under the Act, the RBOCs will be permitted to provide services that originate in one Local Access and Transport Area (LATA) within their regions and terminate in another once they comply with requirements to open their telephone networks and in-region, local service markets to competition. The RBOCs are immediately permitted to provide telecommunications services originating outside of their regions that cross LATA boundaries. They are also immediately permitted to provide "incidental" inter-LATA services anywhere.

     Voice messaging services are included within the definition of incidental services and the RBOCs may provide such services through separate affiliates across LATA, state or regional boundaries. In offering voice messaging services, the RBOCs remain subject to various regulatory requirements that ensure nondiscriminatory access to RBOC customers and deter cross-subsidization by the RBOCs.

     Under the Act, the RBOCs will remain prohibited from manufacturing telecommunications equipment until they are authorized to provide in-region inter-LATA telecommunications services. This limitation does not apply to RBOC affiliates, however. The RBOCs are still allowed to provide customer premises equipment (CPE), and to acquire both CPE and telecommunications equipment for their own use. In addition, RBOCs are permitted immediately to collaborate with any manufacturer of telecommunications equipment, such as the Company, for the design and development of hardware and/or software for such equipment, engage in research related to manufacturing and enter into royalty agreements with manufacturers of such equipment. The RBOCs are prohibited from discriminating in favor of any affiliated entity in procuring telecommunications equipment.

PATENTS, COPYRIGHTS, TRADEMARKS AND TECHNOLOGY LICENSES

     The Company relies on a combination of patent, copyright, trade secret and trademark law, licensing and technical measures to protect its intellectual property. There can be no assurance that the Company's efforts to protect its intellectual property will be successful.

     The Company holds 33 United States patents and has 14 patent applications pending in the United States. The Company's issued patents expire on dates ranging from 2000 to 2013. The Company also has patent applications pending in many foreign countries. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that patents will be issued from any applications filed by the Company or that, if patents are issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In spite of the possible strength of the Company's existing and future patents, the Company believes that patents are of less significance in its industry than such factors as innovation, technological expertise and distribution strength.

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

     In April 1992, the Company filed suit, in United States District Court in Northern California, against Theis Research, Inc. (Theis) for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. The Court entered judgment on the jury verdict in January 1996, declaring Octel a "prevailing party" entitled to recover its substantial costs in connection with the lawsuit. It is anticipated that Theis will appeal the verdict.

     In January 1994, Gilbarco, Inc. (Gilbarco) filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. On February 12, 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco in the underlying action and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequent challenge of the Court's ruling was denied and Gilbarco has filed a notice of appeal of the final judgment invalidating their patent.

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

     Octel, Octel Communications, the Octel logo, OctelNet, Aspen, Branch, Call Performer Plus, D.I.A.L., Maxum, Sierra, Tigon and VMX are registered trademarks of the Company. Aria, Digital Networking, OcteLink, Octel Overture Message Server, Octel Overture, Octel Overture PC, Octel Overture 200, Octel Overture 250, Octel Overture 300, Octel Overture 350 and Serenade are trademarks of the Company. All other product names are trademarks which belong to their respective owners.

EMPLOYEES

     The Company's success depends in part upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's operating results could be adversely affected. At June 30, 1996, the Company employed approximately 2,900 people on a full-time basis. During fiscal 1997, the Company intends to hire additional personnel, especially in the international arena. Many of the Company's employees are highly skilled, and the Company's continued growth and success will depend in part upon its ability to attract and retain such employees, who are in great demand, and on the ability of the Company's officers and key employees to manage successfully the growth of the Company through use of appropriate management information systems and controls. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company currently conducts all headquarters operations, except manufacturing and customer support, in a five-building, 375,000 square foot campus and an adjacent 44,000 square foot leased building in Milpitas, California. Manufacturing and customer support operations are conducted in two leased buildings in San Jose, California totaling 170,000 square feet. These three leases expire at various dates ranging from 1997 to 1999. The Company also leases over 40 sales and customer support offices throughout the United States totaling 235,000 square feet. These leases expire at various dates through 2001. The aggregate monthly rental expense for leased property in the United States, excluding OPCPD, ONS and Rhetorex, is approximately $539,000, of which approximately 48% was for facilities near the Milpitas campus.

     OPCPD conducts all activities from a 35,000 square foot leased building in Sarasota, Florida with a monthly rental expense of $42,000. The OPCPD lease expires in 2005. ONS' principal offices are located in five buildings in Dallas, Texas and consist of approximately 108,000 square feet under leases which expire in 1997 and 1998. ONS also leases an additional 86,000 square feet of space for 27 operations centers and sales offices throughout the United States. The aggregate monthly rental expense for all of ONS' facilities is approximately $195,000, of which approximately 56% is for facilities at or near the Dallas offices. Rhetorex conducts all activities from a 34,000 square foot leased building in Los Gatos, California with a monthly rental expense of $35,000. This lease expires in 2001.

     The Company leases five offices in Canada totaling 18,000 square feet at a monthly rental expense of approximately $23,000. The Company also leases five offices in the United Kingdom, two offices in France and Italy and one office in each of Germany, Israel, Hong Kong and Japan. Aggregate monthly rental expense for these leases is $261,000. These leases expire at various dates through 2005 and the Company expects to be able to renew or replace such leases at the end of their terms on a commercially reasonable basis.

     On July 6, 1995, the Company entered into a one-year operating lease for a parcel of undeveloped land adjacent to its Milpitas, California campus on which additional offices may be constructed over the next three years. Monthly rent expense varies based upon the London interbank offering rate (LIBOR). The lease was extended for another one-year period in July 1996. See Note 13 to the Consolidated Financial Statements.

     The Company expects that it may require additional sales and customer support locations during fiscal 1997 and believes that suitable space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     See "Business--Patents, Copyrights, Trademarks and Technology Licenses."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

             EXECUTIVE OFFICERS OF OCTEL COMMUNICATIONS CORPORATION

     The executive officers of the Company and their respective ages as of July 31, 1996 are as follows:

               NAME                      AGE                                   POSITION
- -----------------------------------     ------     ------------------------------------------------------------------
Robert Cohn                             47         Chairman of the Board and Chief Executive Officer
W. Michael West                         46         President and Chief Operating Officer
David Ladd                              49         Executive Vice President and Chief Technology Officer
Jean-Yves Dexmier                       44         Senior Vice President and Chief Financial Officer
Charles E. Levine                       43         Senior Vice President
Margaret Norton                         42         Senior Vice President
Paul Scott                              43         Senior Vice President
Donald L. Campodonico                   51         Vice President
Derek S. Daley                          41         Vice President, General Counsel and Secretary
Alex Gray                               39         Vice President
Bruce Simpson                           39         Vice President
John R. Viera                           47         Vice President

     Mr. Cohn, a founder of the Company, served as its President and Chief Executive Officer from the Company's inception in 1982 until October 1990, and then resumed those positions in November 1993. During fiscal 1996, he relinquished his position as President and now serves as Chairman of the Board and Chief Executive Officer. Mr. Cohn has also served as a director from the Company's inception and, in June 1990, the Board of Directors appointed Mr. Cohn Chairman of the Board. Mr. Cohn holds a B.S. in Mathematics and Computer Science from the University of Florida and an M.B.A. from Stanford University. Mr. Cohn is also a director of Spectralink Corporation, a manufacturer of wireless phones for business applications.

     Mr. West was named as President and Chief Operating Officer for the Company during fiscal 1996. Previously he served as Vice Chairman for the Company. Mr. West joined the Company in September 1986 as Executive Vice President and was responsible for sales and customer service. From 1979 to September 1986, Mr. West was employed by ROLM, serving for three years during this period as President of an operating subsidiary of ROLM and then as General Manager of its National Sales Division. Mr. West attended Southern Illinois University.

     Mr. Ladd joined the Company in March 1994 as Executive Vice President following the Company's merger with VMX, Inc. and, as Chief Technology Officer, is responsible for coordinating the Company's long-term technology direction across all lines of business. At VMX, Mr. Ladd served as Executive Vice President and a director from July 1988 until March 1994. Prior to joining VMX, Mr. Ladd served as President and Executive Vice President of OPCOM, a manufacturer of call processing systems that was merged into a wholly owned subsidiary of VMX in July 1988. Mr. Ladd holds a B.A. in Engineering Physics from the University of California-Berkeley and an M.A. in Mathematics from the Stevens Institute of Technology.

     Mr. Dexmier joined the Company in November 1995 as its Senior Vice President and Chief Financial Officer. He is responsible for overseeing all of the Company's worldwide financial operations, including finance, treasury, investor relations, business development and real estate and facilities. Prior to joining the Company, he served as Chief Financial Officer for Kenetech Corporation from April 1995 to October 1995, a San Francisco-based wind energy company. From May 1994 to March 1995, Mr. Dexmier served as Chief Financial Officer for Air Liquide America Corporation, a $1 billion U.S. subsidiary of France-based group Air Liquide, a worldwide leader in industrial gases. From January 1991 to January 1994, Mr. Dexmier served as Chief Financial Officer for Thomson Consumer Electronics, Inc., the then $3 billion subsidiary of Thomson SA, a worldwide electronics manufacturer. Mr. Dexmier has a Ph.D. in Electronics from the Ecole Nationale Superieure de l'Aeronautique et de l'Espace, an M.A. in Economics and Finance from Ecole Polytechnique, France, and a B.S. in Mathematics from the Lycee Pasteur. In addition, he attended the executive management program at the University of Michigan School of Business Administration.

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

     Mr. Scott joined the Company in 1984 as Markets Manager of the then OEM and RBOC business. In 1991, Mr. Scott became General Manager for the Eastern region of the GBS market. Mr. Scott was named Vice President in 1994 and then General Manager and Vice President for U.S. Field Operations in February 1995, which included all VIS/GBS sales and customer service responsibilities. In June 1996, he was named as Senior Vice President of Worldwide Field Operations. Prior to joining Octel, he spent seven years with AT&T in various sales and management positions. Mr. Scott holds a B.A. and an M.A. in Political Science from Northwestern University.

     Mr. Campodonico joined the Company in July 1987 as its Director of Manufacturing and is now Vice President of Organizational Development and Training. Prior to joining the Company, he was employed by ROLM, serving for two years as Vice President of Operations. Mr. Campodonico holds a B.S. in Business Administration and an M.B.A.
from San Francisco State University.

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

     Mr. Gray joined the Company in December 1992 as Director - Information Services. In June 1995, he was named as Vice President and Chief Information Officer. In February 1996, Mr. Gray was named as Vice President Corporate Operations. He is responsible for manufacturing, customer order administration, information services and corporate quality. Prior to joining Octel, Mr. Gray held positions as Director of Information Services for American President Lines from September 1991 to November 1992 and NEXT Computer from July 1988 to August 1991. He also spent four years as a research and development engineer for Hewlett-Packard. Mr. Gray holds a B.S. and an M.A. in Electrical Engineering from Washington University in St. Louis, Missouri.

     Mr. Simpson joined the Company in conjunction with the October 1992 acquisition of Tigon Corporation (now ONS). Mr. Simpson now serves as President of ONS. Previously, Mr. Simpson was named President of Tigon in 1991 after serving eighteen months as Vice President of Finance and Administration. Before joining Tigon, he was Controller for Ameritech Development Corporation in Chicago, Illinois. Mr. Simpson holds an M.B.A. and a B.S. in Accounting from Northern Illinois University and is a Certified Public Accountant.

     Mr. Viera joined the Company in February 1989 as Director of Organizational Planning and was subsequently promoted to Director of Compensation, Director of Human Resources and Vice President, Human Resources, the position he now holds. He holds a B.S. in Business Administration from Golden Gate University and an M.S. in Counseling Psychology from California State University, Hayward and is a certified Senior Human Resources Professional by the International Human Resources Professional Society. Prior to joining Octel, Mr. Viera held senior Human Resources management positions with Xerox Corporation, Ford Motor Company, Combustion Engineering and Avantek Inc.

     All officers serve at the discretion of the Board of Directors. There are no family relationships between directors or executive officers of the Company.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Octel Communications Corporation Common Stock is traded on the over-the-counter market and is quoted on The Nasdaq National Market under the symbol OCTL. As of June 30, 1996, there were approximately 3,350 stockholders of record. The following table sets forth for the periods indicated the high and low closing prices, as adjusted for the 2-for-1 stock split effected on May 10, 1996, for Octel's Common Stock as reported by The Nasdaq National Market.

               Fiscal year 1996                                                      High        Low
               --------------------------------------------------------            --------- ----------
                Fourth quarter ended June 30, 1996                                 $25 3/4    $ 19 3/4
                Third quarter ended March 31, 1996                                  24 1/8      13 1/4
                Second quarter ended December 31, 1995                              17 7/16    143 9/64
                First quarter ended September 30, 1995                              21 1/16    142 1/32

               Fiscal year 1995                                                      High        Low
               --------------------------------------------------------            --------- ----------
                Fourth quarter ended June 30, 1995                                 $14 5/8    $  9 7/16
                Third quarter ended March 31, 1995                                  11 3/4      10
                Second quarter ended December 31, 1994                             101 3/16      9 3/16
                First quarter ended September 30, 1994                              12 1/8       8 1/16

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEAR ENDED JUNE 30,
                                            -----------------------------------------------------------------------------
(In thousands, except per share amounts)      1996          1995               1994             1993                1992
                                            -----------------------------------------------------------------------------

 STATEMENT OF INCOME DATA
  Total net revenues                        $563,602       $472,592          $406,225          $338,478          $262,732
  Operating income                            76,534         42,745(1)         18,813(2)         37,122            29,526
  Net income                                  50,784         31,132(1)         13,543(2)         29,567            26,383
  Net income per common and
   equivalent share (3):
     Primary                                $   0.95       $   0.63(1)       $   0.27(2)       $   0.59          $   0.54
     Fully diluted                          $   0.94       $   0.61(1)       $   0.27(2)       $   0.59          $   0.54
  Weighted average common and
   equivalent shares outstanding (3):
     Primary                                  53,559         49,448            50,192            49,738            48,848
     Fully diluted                            53,787         51,456            50,192            49,738            48,848
BALANCE SHEET DATA
  Working capital                           $197,865       $123,392          $132,773          $146,978          $162,171
  Total assets                               469,218        368,276           346,128           297,383           251,955
  Long-term obligations                          374            602             1,400             1,985               409
  Stockholders' equity                       364,992        274,943           256,192           229,681           202,386

- --------
(1) Includes non-recurring charges for the write-off of in-process research and development of $4.7 million ($3.2 million net of taxes) and integration costs of $2.8 million ($1.9 million net of taxes).

(2) Includes total non-recurring charges for the VMX merger and integration costs of $24.1 million ($18.8 million net of taxes).

(3)      As adjusted for the two-for-one stock split effected on May 10, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - ANNUAL

Net Revenues

     The Company derives revenues from the sale of systems, performance of services and generation of license fees from its three strategic business units:
GBS, VIS and Services. GBS consists of system sales, services and maintenance contract sales to corporations and institutions, including universities and governments. VIS consists of system sales and maintenance contract sales to service providers such as telephone companies and wireless providers. Services is comprised of ONS and OcteLink.

     Total net revenues for GBS for fiscal 1996 were $292.3 million compared to $281.0 million in fiscal 1995 and $249.0 million in fiscal 1994. Total net revenues for VIS were $200.6 million in fiscal 1996 compared to $130.7 million in fiscal 1995 and $118.7 million in fiscal 1994. Services sector revenue, which is primarily related to ONS, was $70.7 million for fiscal 1996 compared to $60.9 million in fiscal 1995 and $38.5 million in fiscal 1994.

     GBS and VIS systems revenues consist of software, hardware, upgrades and expansions sold to corporations and other institutions, including telephone companies and cellular service providers. Services revenues, as presented below, include a range of voice processing and network management services provided by ONS to customers in the GBS and VIS markets as well as the residential market through a Regional Bell Operating Company. Services and licenses revenues also include service contracts, applications development, spares sales and hardware repair and maintenance provided by the GBS and VIS business units.

                                                                                        Increase (Decrease)
                                            Year Ended June 30,                           From Prior Year
                                 -------------------------------------------         ---------------------------
                                     1996           1995          1994                   1996          1995
                                 -------------- ------------- --------------         ------------- -------------
                                           (Dollars in millions)
         Systems                   $376.6          $314.3         $292.1                   20%            8%
         Services and licenses      187.0           158.3          114.1                   18%           39%
                                   ------          ------         ------
         Total net revenues        $563.6          $472.6         $406.2                   19%           16%
                                   ======          ======         ======

         Percentage of Total Net Revenues

         Systems                      67%             67%            72%                    --           (5%)
         Services and licenses        33%             33%            28%                    --            5%

     The increase in total net revenues from fiscal 1995 to fiscal 1996 is due primarily to an increase in the sale of higher priced systems and upgrades partially offset by a decrease in new system sales volume. In addition, spares sales and services provided by ONS contributed to the overall increase. The growth in total net revenues from fiscal 1994 to fiscal 1995 resulted from increases in the volume of services revenues generated by ONS, spares and maintenance, the sale of systems to new and existing customers and the sale of upgrades and expansions. Total domestic net revenues for fiscal 1996 were $402.0 million compared to $353.6 million in fiscal 1995 and $308.8 million in fiscal 1994. International net revenues totaled $161.6 million for fiscal 1996 compared to $119.0 million in fiscal 1995 and $97.4 million in fiscal 1994. International sales for fiscal 1996 were primarily to customers in Europe and Canada and, to a lesser extent, Japan, Singapore and Australia.

Systems

     The increase in systems revenues from fiscal 1995 to fiscal 1996 is due primarily to increases of 55% and 3% in VIS and GBS sales, respectively. The VIS increase resulted mainly from a higher volume of both international and domestic sales in fiscal 1996. International sales growth was primarily in Europe, Canada and Japan. The increase in Europe is attributable to growth in the existing customer base of the European wireless market. Canadian revenues improved as one of Canada's largest VIS providers lifted its spending freeze. Domestically, the Company experienced strong sales in the residential and wireless markets, which the Company believes are large market opportunities. The Company and its VIS customers, including the cellular companies, are working jointly to develop programs to address these markets; however, there can be no assurance that such efforts will be successful in generating additional sales in the future. For the GBS business, revenues increased both domestically and internationally, however, increases in Asia-Pacific were partially offset by decreases in Europe and Canada. An overall decrease in new system sales volume was more than offset by an increase in the sales of higher priced systems. In addition, both the Company's PC division and Rhetorex subsidiary contributed to the overall increase in GBS revenues. Finally, GBS sales benefited from the end of the trade-in program for the Overture 250 product.

     The increase in systems revenues from fiscal 1994 to fiscal 1995 was due to increases in GBS and VIS revenues of 11% and 2%, respectively. Domestic GBS net revenue growth was 12% and international revenues grew 6%. The increases were due to greater sales of high-end systems offset by fewer low-end systems sales compared to fiscal 1994. During fiscal 1995, international GBS sales were principally in the United Kingdom and Canada. Domestic VIS net revenue decreased 4% whereas international revenues grew 9%. In the United States, the Company sold to customers who provide telephone answering services, which experienced slower growth than other VIS markets. Furthermore, the Company experienced a decline in VIS market share from fiscal 1994 to fiscal 1995. The Company's operations in the United Kingdom made a significant contribution to international revenues as a result of new opportunities which were realized during the year; however, this increase was offset by a decrease in Canada's VIS revenues which were adversely affected by a capital spending freeze at one of Canada's largest VIS providers.

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

Services and licenses

     The increase in services and licenses revenues from fiscal 1995 to fiscal 1996 is due primarily to the Company's larger installed-base of customers. Additionally, ONS revenues increased 16%, reflecting both subscriber growth and increased usage. Net services and licenses revenues increased from fiscal 1994 to fiscal 1995 as a result of growth in ONS revenues of 58% compared to fiscal 1994 resulting from increased services provided to one of the RBOCs which provides residential services and from other new accounts added during the year. Higher spares and hardware maintenance revenues due to the larger installed-base also contributed to the overall increase in net service revenues from fiscal 1994 to fiscal 1995. The Company is continuing to focus resources on increasing revenue from its services and licenses business and anticipates that services and licenses revenues as a percentage of net revenues will continue to fluctuate based on system sales.

     The Company continues to monitor trends in the general economy that have previously imposed budgetary constraints and, therefore, adversely affected the ordering process of customers. The Company cannot predict how future domestic and international economic trends may affect sales orders. The Company may establish additional subsidiaries or joint ventures in the future in those countries where it believes significant sales opportunities exist. Extensive effort is required in the local government approval processes before the Company's new products or modifications to existing products can be sold and installed in each country. The Company continuously seeks local government approvals in various selected countries.

Cost of Systems and Services


                                                                                        Increase (Decrease)
                                            Year Ended June 30,                           From Prior Year
                                 -------------------------------------------         ---------------------------
                                     1996           1995          1994                   1996          1995
                                 -------------- ------------- --------------         ------------- -------------
                                           (Dollars in millions)
         Cost of systems           $118.3         $103.5        $ 88.4                   14%           16%
         Cost of  services  and
         licenses                   113.4           89.8          72.4                   26%           24%
                                   ------         ------        ------
         Total cost of sales       $231.7         $193.3        $161.8                   20%           19%
                                   ======         ======        ======

         Percentage of Net Revenues

         Cost of systems               31%            33%           31%                  (2%)           2%
         Cost of  services  and
         licenses                      61%            57%           63%                   4%           (6%)
         Total cost of sales           41%            41%           40%                   --            1%

     Total cost of sales as a percentage of total net revenues was flat from fiscal 1995 to fiscal 1996 as the decrease in cost of systems as a percentage of total net revenues was offset by an increase in cost of services as a percentage of total net revenues. Total cost of sales as a percentage of total net revenues increased from fiscal 1994 to fiscal 1995 due to the continued growth of services and license revenues, which generally have a higher cost structure than systems sales, and due to an increase in the cost of systems.

Systems

     The decrease in cost of systems as a percentage of total systems revenues from fiscal 1995 to fiscal 1996 is due primarily to product mix changes. VIS revenues, which generally carry lower cost of sales as a percentage of total net revenues than GBS revenues, increased as a percentage of total systems revenues. The increase in cost of systems as a percentage of total systems revenues from fiscal 1994 to fiscal 1995 was also due primarily to product mix changes.

Services and licenses

     The increase in cost of services as a percentage of total services and licenses revenues from fiscal 1995 to fiscal 1996 is due primarily to higher employee-related costs associated with service contracts and hardware repair and maintenance activities. ONS cost of services, as a percentage of total services and licenses revenues, remained flat in fiscal 1996 compared to fiscal 1995. The decrease in cost of services as a percentage of total services and licenses revenues from fiscal 1994 to fiscal 1995 is primarily attributable to the increase in ONS revenues, which have a lower cost structure as a percentage of services and licenses revenues than hardware repair and maintenance.

     During fiscal 1996, 1995 and 1994, the Company used sales promotions and pricing programs, including price reductions and discounts, to stimulate demand for the Company's products. If the Company is required to respond to economic or competitive pressures through similar programs in the future, cost of systems and services could increase as a percentage of total net revenues.

Research and Development

                                                                                        Increase (Decrease)
                                            Year Ended June 30,                           From Prior Year
                                 -------------------------------------------         ---------------------------
                                     1996           1995          1994                   1996          1995
                                 -------------- ------------- --------------         ------------- -------------
                                           (Dollars in millions)
         Expenses                   $77.6          $73.1         $58.0                     6%           26%

         Percentage of total
           net revenues                14%            15%            14%                  (1%)           1%

     The increase in research and development expenses in absolute dollars from fiscal 1995 to fiscal 1996 is due primarily to the Company's increased spending on employee-related costs for new product development, including Unified Messaging, IMA and OcteLink, as well as new research activities for future products and services. The increase in absolute dollars from fiscal 1994 to fiscal 1995 is due primarily to the Company's increased spending on the development of new products, such as the Overture 250, projects to meet customer commitments, the adaptation of existing products and technology for international markets, and the continued commitment to enhancements to existing products. Fiscal 1995 and 1996 expenses also reflect research and development expenses incurred by the development facility acquired by the Company in August 1994. Such expenses were not incurred in fiscal 1994. Additionally, the Company incurred a one-time charge of approximately $1.2 million during fiscal 1995 related to a canceled contract for software development.

     During fiscal 1996, 1995 and 1994, the Company entered into development contracts with certain customers whereby the Company performed development work on applications software using customer funds. During fiscal 1996, $0.5 million ($1.0 million in fiscal 1995 and $0.8 million in fiscal 1994) was recognized as revenue and $0.5 million ($1.0 million in fiscal 1995 and $0.8 million in fiscal
1994) was charged to cost of sales for projects completed. No internal software development costs have been capitalized to date under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." See Note 2 to Consolidated Financial Statements.

     The Company expects to continue to increase expenditures on research and development in fiscal 1997 in absolute terms and these expenses could increase as a percentage of total net revenues.

Selling, General And Administrative

                                                                                        Increase (Decrease)
                                            Year Ended June 30,                           From Prior Year
                                 -------------------------------------------         ---------------------------
                                     1996           1995          1994                   1996          1995
                                 -------------- ------------- --------------         ------------- -------------
                                           (Dollars in millions)
         Expenses                   $177.7         $155.9        $149.3                   14%            4%

         Percentage of total
           net revenues                 32%            33%           37%                  (1%)          (4%)

     The increase in selling, general and administrative expenses from fiscal 1995 to fiscal 1996 in absolute dollars resulted primarily from payroll-related expenses for international expansion. The increase was also due to higher advertising and public relations expenses related to the introduction of the Overture product line as well as increased depreciation and amortization resulting from the Company's investment in an infrastructure which can support the Company's future operations. The increase in selling, general and administrative expenses from fiscal 1994 to fiscal 1995 resulted primarily from payroll-related expenses for employees hired to support the growth of the Company's expanded worldwide operations. The increases in fiscal 1995 were partially offset by a reduction in legal expenses related to ongoing patent litigation incurred during fiscal 1994, the absence of costs related to the departure of the prior CEO which were incurred during fiscal 1994 and reduced occupancy costs due to the consolidation of certain office facilities in fiscal 1995. Since fiscal 1994, the Company has continued to redeploy resources to support the faster growing business segments, including the hiring of employees to support new international subsidiaries and international sales opportunities. Since the merger with VMX, the Company has analyzed organizational and operational synergies that can be achieved and began to realize the benefits from those synergies in fiscal 1995. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including expanded international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of total net revenues. Additionally, the Company is currently involved in patent litigation that may cause an increase in legal expenses in the future. See "Business--Patents, Copyrights, Trademarks and Technology Licenses."

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

Interest and Other Income (Expense), Net

     Interest and other income (expense), net was consistent from fiscal 1995 to fiscal 1996, but increased $4.4 million from fiscal 1994 to fiscal 1995. This change was due primarily to merger related expenses of $3.6 million incurred in fiscal 1994, which did not occur in either fiscal 1995 or 1996. During fiscal 1996, there were net foreign exchange losses of $0.1 million compared to gains of $0.8 million in fiscal 1995 and losses of $0.4 million in fiscal 1994. Other expenses in each fiscal year included costs of the Company's foreign exchange hedging program and fees paid to the Company's investment advisors. The Company continues to utilize its hedging program to mitigate the foreign exchange financial exposure of foreign currency transactions. See Foreign Operations section below.

Income Taxes

     The Company's effective tax rate for fiscal 1996 was 36% compared to 32% in fiscal 1995 and 22% in fiscal 1994. The effective rate was higher in fiscal 1996 due to the expiration of the U.S. federal research and development credit and the smaller impact that certain tax benefits have on the effective tax rate. The lower effective tax rate in fiscal 1994 was attributable to a combination of factors. First, various tax assets of VMX that had been fully reserved were recognized as a tax benefit. Additionally, the retroactive reinstatement of the U.S. research and development credit for the fiscal year ended June 30, 1993 had a favorable impact on the effective tax rate in fiscal 1994.

     As of June 30, 1996, $11.8 million of domestic net operating loss carryforwards were available. These net operating losses were accumulated by ONS prior to being acquired by the Company. The net operating losses are available for a limited amount of time and in annual limited amounts, expiring between fiscal 1997 and 2001. A valuation allowance of $3.6 million has been recognized to offset the deferred tax assets related to those carryforwards which are not likely to be utilized.

     The Company recorded worldwide pretax profits of $78.9 million in fiscal 1996, an increase from $45.6 million in fiscal 1995 and $17.3 million in fiscal 1994. Because of the profitability of the Company, tax benefits of the deferred tax assets can be realized by offsetting the tax liability of prior periods.

Foreign Operations

     The Company's foreign subsidiaries operate using local functional currencies, except for Israel, which uses the U.S. Dollar as its functional currency. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions and contracts are included in "Interest and other income (expense), net." Gains on transactions hedged with foreign currency options are recorded consistent with the hedged transaction.

     Forward exchange contracts used by the Company require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Forward exchange contracts are used to hedge foreign currency transactions in addition to assets and liabilities denominated in non-local currencies. Foreign exchange option contracts are used to hedge anticipated inventory purchases. The hedge contracts have varying maturities with none exceeding twenty-four months. At June 30, 1996, the Company held contracts to sell Japanese Yen, French Francs and Canadian Dollars and to buy Pounds Sterling. The Company maintains policies for entering into foreign exchange contracts and investments.

Dividends

     The Company has not paid cash dividends on its Common Stock to date and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business and to repurchase shares of its Common Stock under a program approved by the Board of Directors.
See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS - QUARTERLY

     The following table presents unaudited quarterly operating results and certain items as a percentage of total net revenues for the Company's four quarters in fiscal 1996. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information. This information should be read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                               FISCAL QUARTER ENDED
  -----------------------------------------------------------------------------------------------------------------
                                   SEPT. 30, 1995       DEC. 31, 1995       MARCH 31, 1996       JUNE 30, 1996
  -----------------------------------------------------------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)
  Net revenues:
    Systems                       $ 71,959       63%   $ 93,697       69%   $ 93,752      67%   $117,144       68%
    Services and licenses           41,771       37%     43,000       31%     46,097      33%     56,182       32%
  -----------------------------------------------------------------------------------------------------------------
      Total net revenues           113,730      100%    136,697      100%    139,849     100%    173,326      100%
  Costs and expenses:
    Cost of systems                 21,759       19%     28,726       21%     29,276      21%     38,573       22%
    Cost of services and
      licenses                      25,587       22%     27,727       20%     28,953      21%     31,163       18%
    Research and development        17,566       15%     19,747       14%     19,208      14%     21,099       12%
    Selling, general and
      administrative                39,178       34%     42,578       31%     43,936      31%     51,992       30%
  -----------------------------------------------------------------------------------------------------------------
      Total costs and expenses     104,090       92%    118,778       87%    121,373      87%    142,827       82%
  -----------------------------------------------------------------------------------------------------------------
  Operating income                   9,640        8%     17,919       13%     18,476      13%     30,499       18%
  Interest and other income,
    net                                649        1%        423        --        670       --        608        --
  -----------------------------------------------------------------------------------------------------------------
  Income before income taxes        10,289        9%     18,342       13%     19,146      14%     31,107       18%
  Provision for income taxes         3,700        3%      6,600        5%      6,900       5%     10,900        6%
  -----------------------------------------------------------------------------------------------------------------
  Net income                     $   6,589        6%   $ 11,742        8%   $ 12,246       9%   $ 20,207       12%
  =================================================================================================================
  Net income per common and
    equivalent share:            $    0.12             $   0.22             $   0.23            $   0.37
  -----------------------------------------------------------------------------------------------------------------
  Number of shares used in
    calculation:                    53,138               52,308               53,514              55,044
  =================================================================================================================

- --------
Percentage amounts may not total due to rounding.

     Lower total net revenues in the first quarter compared to the prior and subsequent quarters are due primarily to a historically slow summer both domestically and internationally. The increase in fourth quarter net revenues compared to prior quarters resulted primarily from an increase in GBS system sales. This increase was attributable to the June 30, 1996 expiration of the Company's trade-in program for the Overture 250 product introduced in July 1995.

     Total cost of sales, as a percentage of total net revenues, generally remained consistent throughout the year. Fluctuations are attributable to changes in revenue mix.

     Operating margins fluctuated throughout the year primarily as a result of revenues. In the fourth quarter, operating margin was affected by higher selling, general and administrative expenses which resulted largely from significant profit sharing bonuses for all employees.

     The quarterly effective tax rates reflect the provision required for the annual rate of 36%.

     The Company believes that its backlog on a quarterly basis will not generally be large enough to assure that its revenue targets for a particular quarter will be met. Furthermore, a large percentage of any quarter's shipments have historically been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to forecast. This is particularly true in the VIS market, where individual sales orders are generally larger. The Company offers products with base system list prices from approximately $11,000 to over $1,250,000 depending on customer configurations and requirements, and Octel generally has a higher gross margin on its fully configured products. The Company provides discounts to distributors and generally has a higher gross margin on direct sales. In addition, the Company's services and licenses revenues generally have lower gross margins than systems gross margins. As a result, the Company's revenues and gross margins will be affected by the product, service and channel mix and timing of orders it receives. The Company has not experienced any significant returns by customers of any of its products.

     Fourth quarter total net revenues are typically enhanced by sales incentives to employees and promotional programs for customers; as a result, first quarter sales are typically less than the immediately preceding fourth quarter sales. The Company anticipates that this trend will continue in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and equivalents and short-term investments increased to $75.7 million at June 30, 1996 from $52.6 million at June 30, 1995. Cash flows from operations resulted in net cash provided of $51.4 million in fiscal 1996, $46.8 million in fiscal 1995 and $49.4 million in fiscal 1994. In fiscal 1996, cash from operations resulted primarily from net income of $50.8 million, which included $39.7 million of non-cash expenses for depreciation and amortization, offset by an increase in accounts receivable of $49.0 million. The increase in accounts receivable is due primarily to an increase in fourth quarter total net revenues of $37.8 million compared to the same quarter of fiscal 1995. Working capital was $197.9 million, $123.4 million and $132.8 million at June 30, 1996, 1995 and 1994, respectively.

     The primary uses of cash during fiscal 1996 were investment in property, plant and equipment of $39.2 million ($56.9 million and $58.6 million in fiscal 1995 and 1994, respectively) and the repurchase of Common Stock for approximately $8.9 million ($28.4 million and $5.8 million in fiscal 1995 and 1994, respectively) under the Company's stock repurchase program, both of which aim to increase return to investors as compared to the return which would be earned by investing the cash and generating interest at the low rates available during fiscal 1996.

     As of June 30, 1995, the Company had invested $48.7 million in the purchase of land and the development of the Company's new corporate offices on that land. The Company now occupies those facilities. Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement. In June 1996, the operating lease was extended for another one-year period. Under the terms of the operating lease, the Company is contingently liable under a 97% first-loss clause for up to $9.9 million. See Note 13 to the Consolidated Financial Statements. The Company also expects to purchase additional equipment and make certain leasehold improvements during fiscal 1997; however, spending levels are not expected to be at the levels they were in fiscal 1995 and 1994 because of the completion of the new corporate offices. The Company anticipates that its property and equipment investments will eventually result in greater efficiencies and increased flexibility for the Company.

     On March 25, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 10, 1996 to stockholders of record on April 5, 1996.

     Effective June 1996, the Company obtained a new $30 million bank revolving line of credit which also allows the Company to obtain standby letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of June 30, 1996. The line expires in June 1998.

     At June 30, 1996, the Company had $4.6 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the Letters of Credit are denominated in Pound Sterling, Japanese Yen, French Francs and U.S. Dollars and expire on various dates through December 25, 1999.

     In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of June 30, 1996, , the Company had repurchased approximately 3.2 million shares of its Common Stock at an average per share price of $11, net of the impact of sales of put warrants. In June 1996, the Company's Board of Directors approved the repurchase of an additional 3.5 million shares of its Common Stock over an additional two-year period. The Company expects to continue to repurchase its Common Stock under this program if warranted by market conditions.

     In connection with the VMX merger, the Company recorded integration costs of $18.3 million in fiscal 1994. In addition to the integration costs recorded in fiscal 1994, the Company incurred additional merger-related integration costs during fiscal 1995 of $2.8 million, which were charged to operations. The charges were recorded based on decisions made by management to consolidate certain facilities and personnel. As of June 30, 1996, the balance of expected future cash expenditures was immaterial.

     The Company anticipates that cash flows from operations, existing cash and cash equivalents balances, short-term investment balances and its existing $30 million bank revolving line of credit will be adequate to meet the Company's cash requirements through the end of fiscal 1997.

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

     The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain or improve its competitive position. In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. Revenues from OcteLink commenced during the second quarter of fiscal 1996 but have not been material to date and are not expected to be material for fiscal 1997. The Company incurred additional research and development and selling, general and administrative expenditures to launch OcteLink and expects to incur additional costs in the future. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services. Furthermore, demand for a global messaging network may be slow to materialize, may not materialize or competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

     The Company introduced the Overture Family of message servers in July 1995. The Overture 250, which replaced the Aspen family, is a mid-level system within the GBS product line designed for medium-sized businesses and large branch offices. Until the fourth quarter of fiscal 1996, sales of the Overture 250 were slightly below management expectations, however, fourth quarter sales of the Overture 250 improved substantially. The Company issued credits under its trade-in program to replace installed systems with the Overture 250. These trade-in costs will not be repeated in fiscal 1997 because the program ended June 30, 1996.

     The Company is currently engaged in various new projects and product development which are necessary to help maintain market share and Octel's leadership position in the industry. Two of the more significant projects are "unified messaging" products for voice, fax and electronic mail messaging and the Company's next-generation client/server architecture for its Sierra platform, Intelligent Messaging Architecture (IMA). Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in the latter half of fiscal 1997. IMA was originally scheduled for first-phase release during the end of fiscal 1996; however, shipment of this product has been delayed in order to allow for the release of a more feature-rich product and to complete product development. The successful introduction of these and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any delay in introducing new products or failure of such products to achieve substantial market share could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in introducing new products or that such products will generate significant revenues or profits.

     During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000. This pricing approach was also adopted for Overture and Sierra system sales during fiscal 1996. This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees. The Company has adopted contract accounting (based upon percentage-of-completion) to recognize revenue in connection with capacity on demand transactions when firm commitments to purchase additional capacity exist. Under this method, revenues are recognized as a function of the capacity provided to the customer and costs are recognized proportionally to revenue recognized. Consequently, certain costs are deferred in the Balance Sheet under the caption "Deposits and other assets." The adoption of contract accounting did not have a material impact on results of operations for fiscal 1996. While the Company believes that capacity-based pricing will make it more competitive, difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing, or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

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

     The Company has been and may in the future continue to be required to litigate enforcement of its intellectual property or commercial rights or to defend itself in litigation arising out of claims by third parties. Such litigation, even if the Company is ultimately victorious, can be extremely expensive and may have a material adverse effect on the Company's results of operations in any particular period. Litigation may also occupy management resources that would otherwise be available to address other aspects of the Company's business. See "Business--Patents, Copyrights, Trademarks and Technology Licenses."

New Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

     The Company will continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Financial Statements:
    Consolidated Balance Sheets .........................................    32
    Consolidated Statements of Income ...................................    33
    Consolidated Statements of Stockholders' Equity .....................    34
    Consolidated Statements of Cash Flows ...............................    35
    Notes to Consolidated Financial Statements ..........................    36
    Independent Auditors' Report ........................................    50

Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts .....................    55

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              JUNE 30,
                                                                      -----------------------
                                                                         1996         1995
                                                                      ---------     ---------
Current assets:
    Cash and cash equivalents                                         $  24,492     $  24,521
    Short-term investments                                               51,257        28,054
    Accounts receivable, net of allowance for doubtful
    accounts of $3,750 and $2,938                                       166,918       109,321
    Accounts receivable from related parties                                 --         6,270
    Inventories                                                          40,411        31,151
    Prepaid expenses and other                                           18,639        16,806
                                                                      ---------     ---------
         Total current assets                                           301,717       216,123

Property, plant and equipment, net                                      136,916       128,753
Deposits and other assets                                                30,585        23,400
                                                                      ---------     ---------
         Total                                                        $ 469,218     $ 368,276
                                                                      =========     =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                                    $  18,399     $  21,157
    Accrued compensation and employee benefits                           34,801        28,188
    Income taxes payable                                                  9,755         7,921
    Accrued and other liabilities                                        40,897        35,465
                                                                      ---------     ---------
         Total current liabilities                                      103,852        92,731
Long-term obligations                                                       374           602
Commitments and contingencies (Notes 2, 8, 9, 13, and 15)                    --            --
Stockholders' equity:
    Preferred stock, $.001 par value--authorized, 5.0 million
      shares; none outstanding                                               --            --
    Common stock, $.001 par value--1996 - authorized, 100.0
      million shares; outstanding, 51.4 million shares, 1995
      authorized, 50.0 million shares; outstanding 47.7 million
      shares                                                            232,250       183,193
    Notes receivable from employees                                      (4,152)       (1,347)
    Retained earnings                                                   138,239        96,039
    Unrealized loss on marketable securities (net of deferred
    taxes of $66 and $86)                                                  (107)          (94)
    Accumulated translation adjustments                                  (1,238)         (501)
    Treasury stock at cost:  1996, none, 1995, 0.2 million  shares           --        (2,347)
                                                                      ---------     ---------
       Total stockholders' equity                                       364,992       274,943
                                                                      =========     =========
         Total                                                        $ 469,218     $ 368,276
                                                                      =========     =========


                 See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED JUNE 30,
                                                    -----------------------------------
                                                       1996         1995         1994
                                                    ---------    ---------    ---------

NET REVENUES:
    Systems                                         $ 376,552    $ 314,343    $ 292,090
    Services and licenses                             187,050      158,249      114,135
                                                    ---------    ---------    ---------
         Total net revenues                           563,602      472,592      406,225
COSTS AND EXPENSES:
    Cost of systems                                   118,334      103,541       89,423
    Cost of services and licenses                     113,430       89,787       72,379
    Research and development                           77,620       73,089       58,038
    Selling, general and administrative               177,684      155,857      149,314
    Non-recurring charge for in-process research
      and development                                      --        4,725           --
    Integration costs                                      --        2,848       18,258
                                                    ---------    ---------    ---------
         Total costs and expenses                     487,068      429,847      387,412
                                                    ---------    ---------    ---------
Operating income                                       76,534       42,745       18,813
Interest and other income (expense), net                2,350        2,887       (1,470)
                                                    ---------    ---------    ---------
Income before income taxes                             78,884       45,632       17,343
Provision for income taxes                             28,100       14,500        3,800
                                                    ---------    ---------    ---------
NET INCOME                                          $  50,784    $  31,132    $  13,543
                                                    =========    =========    =========
NET INCOME PER COMMON AND EQUIVALENT SHARE:
    Primary                                         $    0.95    $    0.63    $    0.27
                                                    =========    =========    =========

    Fully diluted                                   $    0.94    $    0.61    $    0.27
                                                    =========    =========    =========
Weighted average common and equivalent
  shares used in computation:
    Primary                                            53,559       49,448       50,192
                                                    =========    =========    =========
    Fully diluted                                      53,787       51,456       50,192
                                                    =========    =========    =========




                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 UNREALIZED
                                                                NOTES                            GAIN (LOSS)
                                         COMMON STOCK       RECEIVABLE                               ON       ACCUMULATED
                                    ---------------------    FROM SALE    DEFERRED    RETAINED   MARKETABLE   TRANSLATION
                                      SHARES       AMOUNT    OF STOCK   COMPENSATION  EARNINGS   SECURITIES   ADJUSTMENTS    TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1993             46,515,126   $156,870     $ (56)       $(55)      $ 73,322         --       $  (400)   $229,681
Sale of common stock under ESPP        653,720      5,224        --          --             --         --            --       5,224
Sale of common stock, net of stock
  surrendered                        1,635,842     11,256        --          --           (121)        --            --      11,135
Repurchases of common stock -
  cancelled                           (464,000)    (1,759)       --          --         (4,008)        --            --      (5,767)
Deferred compensation
  amortization                              --         --        --          55             --         --            --          55
Tax benefit of stock option
  transactions                              --      2,765        --          --             --         --            --       2,765
Payment on notes receivable                 --         --        56          --             --         --            --          56
Unrealized loss on marketable
  securities                                --         --        --          --             --      $(540)           --        (540)
Translation adjustments                     --         --        --          --             --         --            40          40
Net income                                  --         --        --          --         13,543         --            --      13,543
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1994             48,340,688    174,356        --          --         82,736       (540)         (360)    256,192
Sale of common stock under ESPP        738,052      5,966        --          --             --         --            --       5,966
Sale of common stock, net of stock
  surrendered                        1,186,180      6,870        --          --             --         --            --       6,870
Repurchases of common stock -
  cancelled                         (2,401,200)    (8,207)       --          --        (17,829)        --            --     (26,036)
Repurchases of common stock -
  held in treasury                    (210,000)      (733)       --          --         (1,614)        --            --      (2,347)
Proceeds from sale of put                   --      1,768        --          --             --         --            --       1,768
  warrants
Tax benefit of stock option
  transactions                              --      2,440        --          --             --         --            --       2,440
Notes receivable from employees             --         --    (1,347)         --             --         --            --      (1,347)
Unrealized gain on marketable
  securities                                --         --        --          --             --        446            --         446
Translation adjustments                     --         --        --          --             --         --          (141)       (141)
Net income                                  --         --        --          --         31,132         --            --      31,132
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995             47,653,720    182,460    (1,347)         --         94,425        (94)         (501)    274,943
Sale of common stock under ESPP        479,670      6,041        --          --             --         --            --       6,041
Sale of common stock, net of stock
  surrendered                        3,932,868     31,059        --          --             --         --            --      31,059
Repurchases of common stock -
  cancelled                           (600,000)    (2,225)       --          --         (6,678)        --            --      (8,903)
Shares cancelled                       (16,724)        (6)       --          --           (292)        --            --        (298)
Proceeds from sale of put warrants          --      1,762        --          --             --         --            --       1,762
Tax benefit of stock option
  transactions                              --     13,159        --          --             --         --            --      13,159
Notes receivable from employees             --         --    (3,216)         --             --         --            --      (3,216)
Payment on notes receivable                 --         --       411          --             --         --            --         411
Unrealized loss on marketable
  securities                                --         --        --          --             --        (13)           --         (13)
Translation adjustments                     --         --        --          --             --         --          (737)       (737)
Net income                                  --         --        --          --         50,784         --            --      50,784
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996             51,449,534   $232,250   $(4,152)         --       $138,239      $(107)      $(1,238)   $364,992
===================================================================================================================================


                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 30,
                                                                 -------------------------------------
                                                                   1996           1995          1994
                                                                 ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  50,784     $  31,132     $  13,543
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization                                   39,723        30,660        34,219
    Amortization of (discount) premium on marketable
      securities                                                       (81)          187           294
    Deferred income taxes                                            5,514         1,537       (13,909)
    Deferred compensation                                               --            --            55
    Purchased in-process research and development                       --         4,725            --
    Changes in assets and liabilities:
         Accounts receivable                                       (48,950)      (23,112)      (13,572)
         Inventories                                               (13,018)       (1,946)         (449)
         Prepaid expenses and other                                 (5,770)       (3,274)       (1,633)
         Trade payables                                             (2,981)        4,866            46
         Accrued compensation and employee benefits                  6,415         3,052         4,860
         Accrued and other liabilities                              19,811        (1,023)       25,964
                                                                 ---------     ---------     ---------
             Net cash provided by operating activities              51,447        46,804        49,418
                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock under employee stock plans, net           33,884        11,618        16,480
    Repurchases of common stock                                     (8,903)      (28,383)       (5,767)
    Proceeds from sale of financial instruments-put warrants         1,762         1,768            --
    Payment on notes receivable                                        411            --            56
    Repayment of long-term obligations                                (362)         (831)         (605)
                                                                 ---------     ---------     ---------
         Net cash provided by (used for) financing activities       26,792       (15,828)       10,164
                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                           (228,371)      (37,516)     (128,869)
    Sales and maturities of short-term investments                 205,256        78,421       133,115
    Property, plant and equipment additions, net                   (39,243)      (56,857)      (58,648)
    Changes in deposits and other assets                           (15,176)       (2,537)      (13,970)
    Acquisition of intellectual and personal property                   --        (5,061)           --
                                                                 ---------     ---------     ---------
         Net cash used for investing activities                    (77,534)      (23,550)      (68,372)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (734)         (794)          103
                                                                 ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (29)        6,632        (8,687)
CASH AND CASH EQUIVALENTS:
    Beginning of year                                               24,521        17,889        26,576
                                                                 ---------     ---------     ---------
    End of year                                                  $  24,492     $  24,521     $  17,889
                                                                 =========     =========     =========




                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The Company designs, manufactures and markets voice information processing systems consisting of software, hardware, upgrades and expansions, for corporations and other institutions, including telephone and cellular service providers. The Company also provides voice processing and networking services to customers in the voice information services market and the residential market through a Regional Bell Operating Company. The Company's principal markets for its products and services are primarily in the United States, Europe, Canada and Asia-Pacific.

     The consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the fiscal 1995 and 1994 consolidated financial statements have been reclassified to conform to the fiscal 1996 presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents

     Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less.

     Short-term investments

     Under the provisions of SFAS 115, the Company classifies its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest and other income (expense), net." The cost of securities sold is based upon the specific identification method.

     Foreign currency translation

     The Company's foreign subsidiaries operate using local functional currencies, except for Israel, which uses the U.S. Dollar as its functional currency. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions and contracts are included in "Interest and other income (expense), net." Gains on transactions hedged with foreign currency options are recorded consistent with the hedged transaction.

     Financial instruments and risk concentration

     The forward exchange contracts used by the Company require the Company to exchange currencies at rates agreed upon at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Forward exchange contracts are used to hedge foreign currency transactions in addition to assets and liabilities denominated in non-local currencies. Foreign exchange option contracts are used to hedge anticipated inventory purchases. The hedge contracts have varying maturities with none exceeding twenty-four months. At June 30, 1996, the Company held contracts to sell Japanese Yen, French Francs and Canadian Dollars and to buy Pounds Sterling. The Company maintains policies for entering into foreign exchange contracts and investments.

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging activities. The Company's cash equivalents and short-term investments are primarily in U.S. government obligations and municipal notes and bonds that have maturities ranging from 1996 through 2003. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Balances due from international customers account for 30 percent of the total accounts receivable at June 30, 1996 (32 percent at June 30, 1995). Additionally, distributors and VIS customers comprise 14 percent and 38 percent of total accounts receivable, respectively (13 percent and 38 percent in 1995, respectively). Generally, the Company requires no collateral from customers. The Company believes that any credit risks are substantially mitigated by the Company's credit evaluation process.

     Fair value of financial instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Consequently, such instruments are not included in the following table. The following table provides information regarding the estimated fair values of off-balance sheet financial instruments determined based on quoted market prices of comparable instruments (in thousands):

                                        JUNE 30, 1996             JUNE 30, 1995
                                   ----------------------    ----------------------
                                   NOTIONAL    ESTIMATED     NOTIONAL    ESTIMATED
                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                   ----------------------    ----------------------
    Forward exchange contracts:
        Sell foreign currency       $17,185     $16,959      $10,112      $10,097
        Buy foreign currency          3,085       3,083        3,174        3,184
    Foreign currency options:

        Puts                          2,953       2,802           --           --

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

     In fiscal 1996, 1995 and 1994, the Company entered into contracts for funded software development projects. These contracts are contractual services as defined by Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." The Company defers development costs and revenue for these projects and such deferred costs are expensed to cost of sales when the related revenue is recognized. The Company maintains all rights related to the funded projects. During fiscal 1995, the Company incurred a one-time charge of approximately $1.2 million related to a cancelled contract for software development.

     As of June 30, 1996, there were no deferred costs related to these contracts ($0.5 million and $2.9 million at June 30, 1995 and 1994, respectively). There were no prepayments recorded as a liability at June 30, 1996 ($0.2 million and $1.0 million at June 30, 1995 and 1994, respectively). In fiscal year 1996, $0.5 million was expensed to cost of sales and $0.5 million recognized as revenue for contracts ($1.0 million was expensed to cost of sales and recognized as revenue in 1995 and $0.8 million was expensed to cost of sales and recognized as revenue in 1994).

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

     Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

              Buildings                                 40 years
              Machinery & equipment                 2 - 10 years
              Furniture & fixtures                       5 years
              Leasehold improvements               Life of lease

     Intangible assets

     The Company has acquired various technology licenses and enters into other agreements requiring pre-payments. The cost of the licenses and other agreements is amortized from the date that the related product is commercially available over periods based on anticipated future revenue streams from the related products not exceeding 36 months. As of June 30, 1996 and 1995, $3.3 million and $2.5 million, respectively, were included in the balance sheet caption "Deposits and other assets" for such assets.

     Revenue recognition

     Revenue is generally recognized upon shipment to distributors and end users. The Company also enters into contracts which allow customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees (capacity on demand). When firm commitments to purchase additional capacity exist, revenue is recognized based on the percentage-of-completion method. Under this method, revenues are recognized as a function of the capacity provided to the customer and costs are recognized proportionally to revenue recognized. As of June 30, 1996 and 1995, deferred costs related to capacity on demand contracts were $1.6 million and $0, respectively, and were included in the balance sheet caption "Deposits and other assets".

     Revenues on service contracts are primarily recognized ratably over the contract period.

     Returns and allowances

     The Company does not generally reserve for returns because, historically, the Company has not experienced any significant returns of any of its products by customers.

     Warranty costs

     The Company generally warrants its products for one year after delivery to the purchaser or after Company performed installation. Provision for estimated warranty costs is recorded at the time of sale.

     Income taxes

     The Company accounts for income taxes using the asset and liability method whereby deferred assets and liabilities are recorded for differences between the book and tax carrying amounts of balance sheet items. Deferred liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net income per common and equivalent share

     Primary and fully diluted net income per common and equivalent share are computed based upon the weighted average number of common and equivalent shares from stock options and put warrants (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan (ESPP).

     On March 25, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 10, 1996 to stockholders of record on April 5, 1996. All references to number of shares (except authorized shares) and per share amounts have been restated.

     Stock-based compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

     The Company will continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

3.   INVESTMENTS

     At June 30, 1996, all cash equivalents and short-term investments were considered available-for-sale securities and consisted of the following (in thousands):

                                            UNREALIZED   UNREALIZED   ACCRUED    ESTIMATED
                                   COST       GAINS        LOSSES     INTEREST   FAIR VALUE
                                  -------   ----------   ----------   --------   ----------

    U.S. Government securities    $ 8,470       $ 3       $(194)       $ (87)     $ 8,192
    Municipal notes/bonds          47,236        38         (20)        (352)      46,902
                                  -------       ---       -----        -----      -------
                                  $55,706       $41       $(214)       $(439)     $55,094
                                  =======       ===       =====        =====      =======

     At June 30, 1995, all cash equivalents and short-term investments were considered available-for-sale securities and consisted of the following (in thousands):

                                            UNREALIZED   UNREALIZED   ACCRUED   ESTIMATED
                                   COST       GAINS        LOSSES     INTEREST  FAIR VALUE
                                  -------   ----------   ----------   --------  ----------
    U.S. Government securities    $12,117       $--        $(180)      $ (82)    $11,855
    Municipal notes/bonds          22,200        41          (41)       (376)     21,824
                                  -------       ---        -----       -----     -------
                                  $34,317       $41        $(221)      $(458)    $33,679
                                  =======       ===        =====       =====     =======

     At June 30, 1996 and 1995, these securities were classified on the balance sheet as follows (in thousands):

                                             1996            1995
                                            -------        -------

Cash equivalents                            $ 4,276        $ 6,083
Short-term investments                       51,257         28,054
                                            -------        -------
                                            $55,533        $34,137
                                            =======        =======

     The cost and estimated fair value of available-for-sale debt securities as of June 30, 1996, by contractual maturity, consisted of the following (in thousands):

                                                         ESTIMATED
                                              COST       FAIR VALUE
                                            -------      ----------
Due in one year or less                     $36,818        $36,619
Due in one to five years                     13,253         12,810
Due in five to ten years                      2,935          2,965
Due thereafter                                2,700          2,700
                                            -------        -------
                                            $55,706        $55,094
                                            =======        =======

     For the year ended June 30, 1996, the Company had $265.4 million in proceeds from sales of available-for-sale investments. Gross realized gains and losses on those sales were immaterial. For the year ended June 30, 1995, the Company had $212.3 million in proceeds from sales of available-for-sale investments, $0.3 million of gross realized gains and $0.4 million of gross realized losses on those sales.

4.   BUSINESS COMBINATIONS -- POOLING OF INTERESTS METHOD

     VMX, Inc.

     On March 31, 1994, Octel Acquisition Corporation, a wholly owned subsidiary of Octel, was merged with and into VMX, Inc. (VMX), with VMX being the surviving corporation and a wholly owned subsidiary of Octel. In the transaction, approximately 10.8 million shares of Octel's common stock were issued in exchange for all of the outstanding common stock of VMX. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of VMX for all periods prior to the merger. Effective in the quarter ended March 31, 1994, VMX recorded $2.2 million in charges to operations to conform certain changes in estimates and accounting policies to those of Octel.

     VMX provided integrated messaging and call processing systems, software and services that combined voice, data and image for business communications, worldwide.

     Separate results of the combining entities for the periods prior to the merger were as follows (in thousands):

                                                         NINE MONTHS ENDED
                                                           MARCH 31, 1994
                                                         -----------------
            NET REVENUES:
                Octel                                         $ 216,662
                VMX                                              74,270
                Less intercompany sales                          (1,233)
                                                              ---------
                                                              $ 289,699
                                                              =========
            NET INCOME:
                Octel                                         $  16,724
                VMX                                               4,844
                Intercompany transactions                            10
                Merger related costs and
                   adjustments (net of tax benefits)            (18,755)
                                                              ---------
                                                              $   2,823
                                                              =========

     In connection with the merger, approximately $3.6 million of merger expenses were incurred and charged to "Interest and other income (expense), net" during the third quarter of fiscal 1994. These non-recurring expenses included investment banking fees of $2.6 million, legal and accounting fees of $0.6 million and other miscellaneous expenses of $0.4 million.

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

5.   INVENTORIES

     Inventories consist of (in thousands):

                                                            JUNE 30,
                                                   ------------------------
                                                     1996             1995
                                                   ------------------------

     Finished goods                                $ 7,236          $ 5,009
     Work-in-process                                11,218            8,586
     Raw materials                                  21,957           17,556
                                                   -------          -------
         Total inventories                         $40,411          $31,151
                                                   =======          =======

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of (in thousands):

                                                            JUNE 30,
                                                    -----------------------
                                                       1996          1995
                                                    -----------------------

     Computers and electronic equipment             $ 140,024     $ 129,396
     Buildings and improvements                        36,521        35,761
     Furniture and fixtures                            20,653        16,443
     Leasehold improvements                            12,427         6,273
     Land                                              12,258        12,258
     Other machinery and equipment                      4,897         5,596
                                                    ---------     ---------
         Total                                        226,780       205,727
     Accumulated depreciation and amortization        (89,864)      (76,974)
                                                    ---------     ---------
              Property, plant and equipment, net    $ 136,916     $ 128,753
                                                    =========     =========

7.   ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of (in thousands):

                                                       JUNE 30,
                                                 -------------------
                                                   1996       1995
                                                 -------------------

     Unearned revenue and deposits                $16,105    $10,876
     Amounts due to distributors                    6,640      3,059
     Property and sales taxes                       5,884      3,127
     Warranty reserves                              3,641      3,230
     Reserves for acquisition related expenses         --      4,817
     Other                                          8,627     10,356
                                                  -------    -------
         Accrued and other liabilities            $40,897    $35,465
                                                  =======    =======

     Other liabilities primarily consist of legal and rent accruals.

8.   LINE OF CREDIT AND LETTERS OF CREDIT

     Effective June 1996, the Company obtained a new $30 million bank revolving line of credit which also allows the Company to obtain standby letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted LIBOR rate plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of June 30, 1996. The line expires in June 1998.

     At June 30, 1996, the Company had $4.6 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the Letters of Credit are denominated in Pound Sterling, Japanese Yen, French Francs and U.S. Dollars and expire on various dates through December 25, 1999.

9.   STOCKHOLDERS' EQUITY

     In July 1990, the Company's Board of Directors approved a common shares rights agreement and declared a dividend distribution, payable to stockholders of record on August 15, 1990, of one Common Stock purchase right for each outstanding share of its Common Stock. Initially, each right entitles the stockholder to buy one newly issued share of the Company's Common Stock at an exercise price of $40. The rights become exercisable (unless postponed by action of the disinterested directors) on the earlier of: (1) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 21% or more of the outstanding Common Stock or (2) ten days following the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 21% or more of the Company's outstanding Common Stock.

     If the Company is acquired in a merger or other business combination transaction without approval by the Company's Board of Directors, each right not held by the acquiring person would entitle its holder to purchase $80 worth of the common stock of the acquiring company for $40. If any person or group acquires 21% or more of the Company's Common Stock without approval by the Company's Board of Directors, each right not held by the acquiring person would entitle its holder to purchase $80 worth of the Company's Common Stock for $40.

     The rights are redeemable at the Company's option for $0.005 per right. Additionally, the exercise price, number of rights and number of common shares that may be acquired are subject to adjustment from time to time to prevent dilution. The rights expire on July 31, 2000. At June 30, 1996 substantially all shares of Common Stock are subject to this agreement.

     Common Stock

     In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. In June 1996, the Company's Board of Directors approved the repurchase of an additional 3.5 million shares of its Common Stock over an additional two-year period. Since inception of the repurchase program, the Company repurchased 3.2 million shares at an average price of $11 per share, net of put warrant proceeds. As of June 30, 1996, all of the repurchased shares have been reissued under employee stock plans.

     In connection with its stock repurchase program, the Company has sold put warrants in a series of private placements, with the intention of reducing the cost of the stock repurchase program. The put warrants entitle the holder to sell one share of common stock to the Company for each warrant held, at a specified price, if the holder exercises the warrant. The activity for fiscal 1996, 1995 and 1994 is summarized as follows:

                                       PUT WARRANTS OUTSTANDING
                             -------------------------------------------
                              CUMULATIVE
                               PROCEEDS      NUMBER OF       POTENTIAL
                               RECEIVED       WARRANTS       OBLIGATION
                             ------------    ----------     ------------

     June 30, 1993           $    977,000       600,000     $  7,293,000
         Exercises                     --      (400,000)      (5,143,000)
         Expirations                   --      (200,000)      (2,150,000)
                             ------------    ----------     ------------
     June 30, 1994                977,000            --               --
         Sales                  1,768,000     2,286,000       25,082,000
         Exercises                     --      (766,000)      (8,436,000)
         Expirations                   --    (1,000,000)     (10,547,000)
                             ------------    ----------     ------------
     June 30, 1995              2,745,000       520,000        6,099,000
         Sales                  1,762,000     1,438,000       24,724,000
         Exercises                     --            --               --
         Expirations                   --    (1,958,000)     (30,823,000)
                             ------------    ----------     ------------
     June 30, 1996           $  4,507,000            --     $         --
                             ============    ==========     ============

     In November 1995, the Company increased the number of shares of Common Stock reserved for issuance under its 1987 Employee Stock Purchase Plan from 3,300,000 to 4,250,000. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares at the lower of 85% of the fair market value of the Common Stock as of the date of grant (first day of an offering period, or for newly hired employees, the date their participation begins) or the last day of the six-month offering period. In fiscal 1996, 480,000 shares were purchased at an average price of $12.59 (738,000 in fiscal 1995 at an average price of $8.08 and 654,000 in fiscal 1994 at an average price of $7.99).

     During fiscal 1994, the Company increased the number of shares of Common Stock reserved for issuance under its 1995 Incentive Stock Plan (formerly the 1985 Incentive Stock Plan) from 12,600,000 to 19,200,000. In November 1994, the Company increased shares of Common Stock reserved for issuance under the Directors' Stock Option Plan from 400,000 to 700,000. Under the plans, stock options may be granted to employees, consultants and directors to purchase Common Stock at not less than fair market value at the date of grant. Options become exercisable as determined by the Board of Directors, generally over five years. However, options granted after June 1, 1994 become exercisable over four years. Options granted before November 1988 expire ten years from date of grant, while those granted after that date expire five and one-half years from date of grant, or within six months after becoming fully exercisable, whichever is sooner. At June 30, 1996, a total of 558,702 shares were available for future grants under the plans.

     In June 1994, the Board of Directors approved a repricing of stock options for certain employees, excluding senior management and officers. The employees had the option of either maintaining their existing options or cancelling any options with exercise prices greater than $8.63 and receiving new options representing 90% of the options being cancelled. The new options' vesting commencement date was reset to June 22, 1994 and the new options vest at the rate of 25% each year over four years. The options expire five and one-half years from the grant date. The vested options may only be exercised when the fair market value of the Company's Common Stock equals or exceeds the original option exercise price; however, after five years and three months from June 22, 1994, the options may be exercised regardless of the fair market value of the Company's Common Stock for up to three months. Options for up to 3,149,434 shares were qualified for the repricing. Under this repricing, options for approximately 2,506,000 shares were cancelled and options for approximately 2,240,000 shares were granted. Fiscal 1994 activity has been adjusted in the table below to reflect the repricing.

     Information regarding outstanding stock options is as follows:

                                       SHARES       PRICE PER SHARE        TOTAL
                                     ----------     ---------------    ------------

    Outstanding at June 30, 1993     10,652,526     $  .03 - 18.13     $ 86,837,513
        Granted                       9,311,280       8.60 - 25.00      112,453,499
        Cancelled                    (4,301,840)      1.25 - 18.13      (48,031,089)
        Exercised                    (1,651,190)       .03 - 12.50      (11,386,983)
                                     ----------     --------------     ------------
    Outstanding at June 30, 1994     14,010,776        .03 - 25.00      139,872,940
        Granted                       2,553,660       8.13 - 14.56       27,055,260
        Cancelled                    (1,709,540)       .28 - 18.13      (17,942,164)
        Exercised                    (1,206,606)       .03 - 12.50       (7,038,525)
                                     ----------     --------------     ------------
    Outstanding at June 30, 1995     13,648,290        .03 - 25.00      141,947,511
        Granted                       2,797,564      14.59 - 25.50       49,174,274
        Cancelled                    (1,527,480)       .03 - 25.50      (17,322,963)
        Exercised                    (3,934,943)       .06 - 18.13      (31,519,883)
                                     ----------     --------------     ------------
    Outstanding at June 30, 1996     10,983,431     $  .03 - 25.50     $142,278,939
                                     ==========     ==============     ============

     At June 30, 1996, options to purchase 3,097,348 shares were exercisable.

     At June 30, 1996, the Company had reserved shares of Common Stock for issuance as follows:

     Issuance under Incentive Stock Plan and Directors' Stock Option Plan    11,542,133
     Issuance under Employee Stock Purchase Plan                                502,171
                                                                             ----------
                                                                             12,044,304
                                                                             ==========

     During fiscal 1996, certain employees exercised stock options in exchange for notes. Notes receivable from the sale of stock bear interest at variable rates ranging from 5.05% to 7.43% and are due at various dates through May 1999. The notes are secured, in part, by the stock issued upon exercise of the stock options.

10.  RELATED PARTY TRANSACTIONS

     During fiscal 1996, 1995 and 1994, the Company had sales of approximately $11.0 million, $26.0 million and $28.4 million, respectively, to companies in which a member of the Company's Board of Directors was also an officer through November 1995, and to a company that owned approximately 0 percent, 3.8 percent and 6.5 percent of the Company's Common Stock at June 30, 1996, 1995 and 1994, respectively. These companies were not considered related parties as of June 30, 1996 and thus amounts due from these companies at June 30, 1996 are included in "Accounts receivable." Amounts due from these companies at June 30, 1995 were $6.3 million.

11.  INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net consists of (in thousands):

                                                          1996        1995        1994
                                                        -------     -------     -------

Interest and investment income                          $ 2,660     $ 2,514     $ 3,216
Loss on sale of short-term investments, net                 (12)       (105)        (11)
Interest expense                                           (119)       (155)       (267)
Foreign exchange gains (losses), net                       (103)        774        (370)
Merger expenses                                              --          --      (3,592)
Other expense, net                                          (76)       (141)       (446)
                                                        -------     -------     -------
      Total interest and other income (expense), net    $ 2,350     $ 2,887     $(1,470)
                                                        =======     =======     =======

     Cash payments for interest were $0.1 million, $0.2 million and $0.3 million in fiscal 1996, 1995 and 1994, respectively.

12.  INCOME TAXES

     In accordance with the provisions of SFAS No. 109, the assets acquired and liabilities assumed in the purchase of ONS in October 1992 were remeasured. The result of applying SFAS No. 109 to the purchase of ONS was to recognize deferred tax assets and deferred tax liabilities for the future tax consequences of the deductible and taxable temporary differences between the assigned fair values of the assets and liabilities and the tax bases. In addition, a deferred tax asset has been recognized for the tax benefit of ONS' net operating loss carryforwards existing at the date of acquisition. A valuation allowance was recognized to reduce the deferred tax asset to the amount more likely than not to be realized. Goodwill, originally recorded as the difference between the purchase price and the values assigned to identifiable assets and liabilities, including deferred tax assets (net of valuation allowance) and deferred tax liabilities was reduced by $6.8 million when the $6.8 million tax benefit was realized. In fiscal 1994, the final purchase price allocation adjustment was made which had the effect of increasing deferred tax assets by approximately $0.9 million.

     As of June 30, 1996, the Company had net operating loss carryforwards of $11.8 million, resulting from the acquisition of ONS, that expire beginning in fiscal 1997 and ending in fiscal 2001. As mentioned above, a valuation allowance of $3.6 million has been recognized to offset the deferred tax assets related to those carryforwards by the tax effect of the amount of the net operating loss carryforwards which are not likely to be utilized. If realized, the tax benefit for those reserved items will be applied as a reduction of income tax expense.

     The major components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                             JUNE 30,
                                                                      ---------------------
                                                                        1996         1995
                                                                      --------     --------

DEFERRED TAX ASSETS:
    Reserves and accrued liabilities                                  $  5,180     $  7,179
    Net operating loss carryforwards acquired in purchase business
    combination                                                          4,602        4,602
    Inventory capitalization                                             2,792        1,169
    Accumulated depreciation                                             2,527        5,193
    Technology purchase                                                  1,700        1,830
    Accrued vacation                                                     1,677        2,170
    Profit in inventory                                                  1,503        1,011
    Accounts receivable allowance                                        1,305        1,438
    Tax credit carryforwards                                               970        1,669
    Accrued commissions and compensation                                   113          478
    Other                                                                  504          258
                                                                      --------     --------
         Total gross deferred tax assets                                22,873       26,997
         Valuation allowance                                            (3,637)      (3,637)
                                                                      --------     --------
         Deferred tax assets                                            19,236       23,360
                                                                      --------     --------
DEFERRED TAX LIABILITIES:
    Amortization of spare parts inventory                               (6,688)      (2,117)
    Deferred revenue                                                    (2,611)      (5,121)
    State taxes                                                           (398)        (519)
    Amortization of purchased software                                      --          (51)
    Other                                                                 (341)        (945)
                                                                      --------     --------
         Total gross deferred tax liabilities                          (10,038)      (8,753)
                                                                      --------     --------
         Net deferred tax assets                                      $  9,198     $ 14,607
                                                                      ========     ========

     At June 30, 1996 and 1995, a net current deferred tax asset of $3.9 million and $6.7 million, respectively, has been included in the balance sheet caption "Prepaid expenses and other," and a net long-term deferred tax asset of $5.3 million and $7.9 million, respectively, has been included in the balance sheet caption "Deposits and other assets."

     Income before income taxes includes the following components (in thousands):

                                               1996          1995          1994
                                             -------       -------       -------
Income before income taxes:
    Domestic                                 $69,518       $38,097       $14,375
    Foreign                                    9,366         7,535         2,968
                                             -------       -------       -------
         Total                               $78,884       $45,632       $17,343
                                             =======       =======       =======

     The provision for income taxes, attributable to income before income taxes, consists of (in thousands):

                                               1996         1995         1994
                                             --------     --------     --------
Income tax provision (benefit)
    Current:
       Federal                               $ 21,349     $  9,588     $  8,123
       State                                    3,214        2,429        3,313
       Foreign                                  3,231        2,475        1,454
                                             --------     --------     --------
         Total current                         27,794       14,492       12,890
                                             --------     --------     --------
    Deferred:
       Federal                                    896           26       (7,980)
       State                                      301          (18)      (1,110)
       Foreign                                   (891)          --           --
                                             --------     --------     --------
         Total deferred                           306            8       (9,090)
                                             --------     --------     --------
Provision for income taxes                   $ 28,100     $ 14,500     $  3,800
                                             ========     ========     ========

     The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                             1996      1995      1994
                                                             ----      ----      ----

Statutory federal income tax rate                            35.0%     35.0%     35.0%
State income and franchise taxes net of federal income tax
effect                                                        2.9       3.4       8.2
Research tax credits                                         (1.7)     (2.5)     (8.3)
Foreign Sales Corporation                                    (1.5)     (2.2)     (4.7)
Tax exempt income                                            (0.6)     (1.7)     (4.1)
Net operating loss carryforwards                               --        --      (6.0)
Other                                                         1.5      (0.2)      1.8
                                                             ----      ----      ----
    Effective tax rate                                       35.6%     31.8%     21.9%
                                                             ====      ====      ====

     Cash payments for income taxes were $7.4 million, $5.7 million and $5.8 million in fiscal 1996, 1995 and 1994, respectively.

13.  LEASES

     Manufacturing and administrative facilities are leased under operating leases through 2005 with certain renewal options. At June 30, 1996, future minimum annual payments under operating leases are as follows (in thousands):

                 1997                                    $11,477
                 1998                                     11,047
                 1999                                      7,922
                 2000                                      4,967
                 2001                                      2,641
                 Thereafter                                2,781
                                                         -------
                     Total minimum lease payments        $40,835
                                                         =======

     Rent expense was $12.3 million, $9.8 million, and $12.3 million in fiscal 1996, 1995 and 1994, respectively.

     On July 6, 1995, the Company entered into a one year operating lease for a parcel of undeveloped land adjacent to its current campus on which additional offices may be constructed over the next three years. This lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) and requires the Company to maintain certain financial covenants similar to its credit facilities. Future minimum lease payments under this lease are not included in the above table. In addition, this lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable to the lessor under a 97% first-loss clause for up to $9.9 million. In June 1996, the lease was extended for another one-year period.

14.  EXPORT SALES

     Export revenues to nonaffiliated customers primarily in Europe and Canada, and to a lesser extent in Japan, Singapore and Australia, aggregated $161.6 million in fiscal 1996. Export revenues were $119.0 million and $97.4 million in fiscal 1995 and 1994, respectively.

15.  LITIGATION

     Theis Research, Inc.

     In April 1992, the Company filed suit, in United States District Court in Northern California, against Theis Research, Inc. (Theis) for declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. The Court entered judgment on the jury verdict in January 1996, declaring Octel a "prevailing party" entitled to recover its substantial costs in connection with the lawsuit. It is anticipated that Theis will appeal the verdict.

     Gilbarco, Inc.

     In January 1994, Gilbarco, Inc. (Gilbarco) filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. On February 12, 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco in the underlying action and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequent challenge of the Court's ruling was denied and Gilbarco has filed a notice of appeal of the final judgment invalidating their patent.

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

16.  QUARTERLY RESULTS (unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight fiscal quarters in the period ended June 30, 1996.

                                           FIRST           SECOND         THIRD          FOURTH
                                          QUARTER         QUARTER        QUARTER        QUARTER
                                          --------        --------       --------       --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    FISCAL 1996
        Total net revenues                $113,730        $136,697       $139,849       $173,326
        Gross profit                        66,384          80,244         81,620        103,590
        Net income                           6,589          11,742         12,246         20,207
        Net income per common and
        equivalent share                  $   0.12        $   0.22       $   0.23       $   0.37


    FISCAL 1995

        Total net revenues                $105,745        $116,240       $115,042       $135,565
        Gross profit                        63,617          68,539         65,670         81,438
        Net income (1)                       3,814           8,759          6,091         12,468
        Net income per common and
        equivalent share (1)              $   0.08        $   0.18       $   0.12       $   0.25

- -----------------------
(1) Includes total non-recurring charges during the first quarter for in-process research and development and integration costs of $5.0 million ($3.4 million net of taxes) and integration costs in each of the subsequent quarters of $0.8 million, $1.3 million and $0.6 million, respectively ($0.5 million, $0.9 million and $0.4 million net of taxes, respectively).

Per share amounts may not total due to rounding.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Octel Communications Corporation

         We have audited the accompanying consolidated balance sheets of Octel Communications Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Octel Communications Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG PEAT MARWICK LLP



Palo Alto, California
July 25, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 14, 1996, under the heading "Election of Directors--Nominees."

     The information regarding executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of Octel Communications Corporation."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 14, 1996, under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 14, 1996, under the heading "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on November 14, 1996, under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

            See Index to Consolidated Financial Statements at Item 8 on page 31 of this report.

              2.  EXHIBITS

    EXHIBIT
     NUMBER                             DESCRIPTION

      3.0         Certificate of Incorporation of the Company. (1)

      3.1         Bylaws of the Company. (2)

     10.0* 1995 Incentive Stock Plan, as amended, and forms of Incentive Stock Option Agreement thereunder.

     10.1* 1987 Employee Stock Purchase Plan and form of Subscription Agreement. (6)

     10.2* 1988 Directors' Stock Option Plan and form of Stock Option Agreement. (8)

     10.3*        Fiscal Year 1996 Senior Employee and Management Bonus Plan.

     10.10 Interface License Agreement (IMS-Link Interface) dated December 2, 1983 between Northern Telecom Inc. and the Company. (3)

     10.10A Interface License Agreement (Digital Set Interface) dated March 16, 1990 between Northern Telecom Inc. and the Company. (5)

     10.10B License Agreement dated February 1, 1989 between Mitel Corporation and the Company. (5)

     10.10C License Agreement dated August 1, 1990 between ROLM Systems and the Company. (5)

     10.11 Form of Indemnification Agreement as entered into by the Company with its directors and officers. (4)

     10.12 Amended and Restated Registration Rights Agreement dated March 12, 1987 between the Company and the holders of Series A, Series B, Series C and Series D Preferred Stock, as amended by the form of Amendment of Registration Rights Agreement with respect to Initial Public Offering. (3)

     10.15 Credit Agreement dated June 30, 1996 between The First National Bank of Boston, Bank of America National Trust and Savings Association and the Company.

     10.16 Amended and Restated Common Shares Rights Agreement dated as of August 29, 1996 between the Company and The First National Bank of Boston. (10)

     10.17*       Executive Officer Employment Letter--David J. Ladd. (7)

     10.18 Lease of Land Agreement dated July 6, 1995 between Sumitomo Bank Leasing and Finance, Inc. and the Company. (9)

     10.18A Amendment to Lease of Land Agreement dated June 20, 1996 between Sumitomo Bank Leasing and Finance, Inc. and the Company.

     11.0         Statement re computation of 1996 per share earnings.

     21.0         Subsidiaries of the Company.

     23.0         Consent of Independent Auditors (KPMG Peat Marwick LLP).

     24.0         Power of Attorney (see page 54).

     27.0         Financial Data Schedule.

* Designates management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.

(2) Incorporated by reference to the exhibit filed with the Company's Form 8-B filed with the Securities and Exchange Commission on February 12, 1990.

(3) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-19777), as amended, which became effective February 26, 1988.

(4) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (No. 33-65083) filed on December 15, 1995.

(7) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(8) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (No. 33-57031) filed on December 22, 1994.

(9) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(10) Incorporated by reference to the exhibit filed with the Company's Form 8-A/A filed on August 30, 1996.

(b)           REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during fiscal 1996.

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

                        OCTEL COMMUNICATIONS CORPORATION

Dated:  September 9, 1996              By:  /s/ ROBERT COHN
                                            ----------------------------------
                                            Robert Cohn, Chairman of the Board
                                            and Chief Executive Officer

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

             SIGNATURE                                TITLE                                 DATE
             ---------                                -----                                 ----

/s/  ROBERT COHN                      Chairman of the Board and Chief Executive       September 9, 1996
- ----------------------------------    Officer (Principal Executive Officer)
(Robert Cohn)


/s/  W. MICHAEL WEST                  President and Chief Operating Officer           September 9, 1996
- ----------------------------------
(W. Michael West)


/s/  JEAN-YVES DEXMIER                Senior Vice President and Chief Financial       September 9, 1996
- ----------------------------------    Officer (Principal Financial Officer and
(Jean-Yves Dexmier)                   Principal Accounting Officer)


/s/  ANSON M. BEARD, JR.              Director                                        September 9, 1996
- ----------------------------------
(Anson M. Beard, Jr.)


/s/  LEO J. CHAMBERLAIN               Director                                        September 9, 1996
- ----------------------------------
(Leo J. Chamberlain)


/s/  DEBORAH A. COLEMAN               Director                                        September 9, 1996
- ----------------------------------
(Deborah A. Coleman)


/s/  NATHANIEL de ROTHSCHILD          Director                                        September 9, 1996
- ----------------------------------
(Nathaniel de Rothschild)


/s/  DAG TELLEFSEN                    Director                                        September 9, 1996
- ----------------------------------
(Dag Tellefsen)

                        OCTEL COMMUNICATIONS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT                                 BALANCE
                                      BEGINNING     CHARGED TO                   AT END
            DESCRIPTION               OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
            -----------               ----------    ----------    ----------    ----------
Year ended June 30, 1994:
   Allowance for doubtful accounts    $2,365,000    $  607,000    $  307,000    $2,665,000
   Warranty                            2,538,000     3,393,000     2,975,000     2,956,000
Year ended June 30, 1995:
   Allowance for doubtful accounts    $2,665,000    $  498,000    $  225,000    $2,938,000
   Warranty                            2,956,000     5,816,000     5,542,000     3,230,000
Year ended June 30, 1996:
   Allowance for doubtful accounts    $2,938,000    $  965,000    $  153,000    $3,750,000
   Warranty                            3,230,000     7,242,000     6,831,000     3,641,000

                                INDEX TO EXHIBITS

    EXHIBIT                        DESCRIPTION                                        PAGE
    NUMBER                         -----------                                        ----
    -------
      3.0        Certificate of Incorporation of the Company. (1)

      3.1        Bylaws of the Company. (2)

     10.0*       1995 Incentive Stock Plan, as amended, and forms of Incentive
                 Stock Option Agreement thereunder.                                     58

     10.1*       1987 Employee Stock Purchase Plan and form of Subscription
                 Agreement. (6)

     10.2*       1988 Director's Stock Option Plan and form of Stock Option
                 Agreement. (8)

     10.3*       Fiscal Year 1996 Senior Employee and Management Bonus Plan.            81

     10.10       Interface License Agreement (IMS-Link Interface) dated December
                 2, 1983 between Northern Telecom Inc. and the Company. (3)

     10.10A      Interface License Agreement (Digital Set Interface) dated March
                 16, 1990 between Northern Telecom Inc. and the Company. (5)

     10.10B      License Agreement dated February 1, 1989 between Mitel
                 Corporation and the Company. (5)

     10.10C License Agreement dated August 1, 1990 between ROLM Systems and the Company. (5)

     10.11 Form of Indemnification Agreement as entered into by the Company with its directors and officers. (4)

     10.12       Amended and Restated Registration Rights Agreement dated
                 March 12, 1987 between the Company and the holders of Series
                 A, Series B, Series C and Series D Preferred Stock, as amended by the form of Amendment of Registration Rights
                 Agreement with respect to Initial Public Offering. (3)

     10.15       Credit Agreement dated June 30, 1996 between The First
                 National Bank of Boston, Bank of America National Trust and
                 Savings Association and the Company.                                   88

     10.16       Amended and Restated Common Shares Rights Agreement dated as of
                 August 29, 1996 between the Company and The First National Bank of Boston. (10)

     10.17*      Executive Officer Employment Letter--David J. Ladd. (7)

     10.18       Lease of Land Agreement dated July 6, 1995 between Sumitomo
                 Bank Leasing and Finance, Inc. and the Company. (9)

     10.18A      Amendment to Lease of Land Agreement dated June 20, 1996
                 between Sumitomo Bank Leasing and Finance, Inc. and the
                 Company.                                                              289

     11.0        Statement re computation of 1996 per share earnings.                  300

     21.0        Subsidiaries of the Company.                                          301

     23.0        Consent of Independent Auditors (KPMG Peat Marwick LLP).              302

     24.0        Power of Attorney (see page 54).

     27.0        Financial Data Schedule.

* Designates management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 1996.

(2) Incorporated by reference to the exhibit filed with the Company's Form 8-B filed with the Securities and Exchange Commission on February 12, 1990.

(3) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-19777), as amended, which became effective February 26, 1988.

(4) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(6) Incorporated by referenced to the exhibit filed with the Company's Registration Statement on Form S-8 (No. 33-65083) filed on December 15, 1995.

(7) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(8) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (No.33-57031) filed on December 22, 1994.

(9) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(10) Incorporated by reference to the exhibit filed with the Company's Form 8-A/A filed on August 30, 1996.