Form 10-Q
period 1996-09-30
OCTEL COMMUNICATIONS CORP
filed 1996-11-14
CIK 792723

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
                              Exchange Act of 1934

             For the quarterly period ended September 30, 1996, or

_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  77-0029449
         ---------------------------               -----------------------------
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

                                            Yes      X      No
                                                -------        --------
         The number of shares outstanding of the registrant's Common Stock on October 31, 1996 was 51,271,285.

           This document consists of 18 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                      INDEX

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance
                           Sheets - September 30, 1996 and
                           June 30, 1996...................................................     3

                           Condensed Consolidated Statements
                           of Operations - three months ended
                           September 30, 1996 and 1995.....................................     4

                           Condensed Consolidated Statements
                           of Cash Flows - three months ended
                           September 30, 1996 and 1995.....................................     5

                           Notes to Condensed Consolidated
                           Financial Statements............................................     6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations......................................................     9


PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings...............................................    16

         Item 2.           Changes in Securities............................... ...........    17

         Item 6.           Exhibits and Reports on Form 8-K................................    17


SIGNATURES                 ................................................................    18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA - UNAUDITED)

                                                                                 Sept. 30,           June 30,
                                                                                   1996                1996
                                                                                ----------          -----------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                   $   19,511          $    24,492
    Short-term investments                                                          50,157               51,257
    Accounts receivable net of allowance for doubtful accounts
        of $3,324 at Sept. 30, 1996 and $3,750 at June 30, 1996                    160,480              166,918
    Inventories                                                                     47,880               40,411
    Prepaid expenses and other                                                      23,239               18,639
                                                                                ----------          -----------
          Total current assets                                                     301,267              301,717

Property, plant and equipment, net of accumulated
    depreciation and amortization of $97,692 at
    Sept. 30, 1996 and $89,864 at June 30, 1996                                    142,097              136,916
Deposits and other assets                                                           34,537               30,585
                                                                                ----------          -----------
          Total                                                                 $  477,901          $   469,218
                                                                                ==========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade payables                                                              $   22,933            $  18,399
    Accrued compensation and employee benefits                                      23,806               34,801
    Income taxes payable                                                                --                9,755
    Accrued and other liabilities                                                   40,896               40,897
                                                                                ----------          -----------
          Total current liabilities                                                 87,635              103,852
Long-term obligations                                                                  288                  374

Stockholders' equity:
    Preferred stock, $.001 par value - authorized,
        5.0 million shares; none outstanding                                            --                   --
    Common stock, $.001 par value - authorized,
        100.0 million shares; outstanding: Sept. 30, 1996 - 52.4
         million shares, and June 30, 1996 -  51.4 million shares                  246,473              232,250
    Notes receivable from employees                                                 (4,239)              (4,152)
    Retained earnings                                                              148,731              138,239
    Other stockholders' equity                                                        (987)              (1,345)
                                                                                ----------          -----------
          Total stockholders' equity                                               389,978              364,992
                                                                                ----------          -----------
          Total                                                                 $  477,901          $   469,218
                                                                                ==========          ===========

            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                       Three Months Ended
                                                                      ---------------------
                                                                      Sept.30,     Sept.30,
                                                                        1996         1995
                                                                      --------     --------

NET REVENUES:
    Systems                                                           $ 91,294     $ 71,959
    Services and licenses                                               47,941       41,771
                                                                      --------     --------
        Total net revenues                                             139,235      113,730

COSTS AND EXPENSES:
    Cost of systems                                                     27,725       21,759
    Cost of services and licenses                                       30,027       25,587
    Research and development                                            21,914       17,566
    Selling, general and administrative                                 44,388       39,178
                                                                      --------     --------
        Total costs and expenses                                       124,054      104,090
                                                                      --------     --------

Operating income                                                        15,181        9,640
Interest and other income, net                                           1,011          649
                                                                      --------     --------

Income before income taxes                                              16,192       10,289

Provision for income taxes                                               5,700        3,700
                                                                      --------     --------

NET INCOME                                                            $ 10,492     $  6,589
                                                                      ========     ========


NET INCOME PER COMMON
    AND EQUIVALENT SHARE                                              $   0.19     $   0.12
                                                                      ========     ========
Weighted average number of
    common shares and equivalents
    used in computation                                               $ 56,160     $ 53,138
                                                                      ========     ========

            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                                       Three Months Ended
                                                                                  ---------------------------
                                                                                  Sept. 30,          Sept. 30,
                                                                                    1996               1995
                                                                                  --------            -------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $ 10,492            $ 6,589
    Adjustments to reconcile net income to net
        cash (used for) provided by operating activities:
           Depreciation and amortization                                             7,271              9,258
           Amortization of premium on marketable securities                             16                 73
           Deferred income taxes                                                      (802)               (33)
           Changes in assets and liabilities:
               Accounts receivable                                                   6,601             12,693
               Inventories                                                         (10,457)            (5,842)
               Prepaid expenses and other                                           (5,487)            (4,654)
               Trade payables                                                        4,483             (2,330)
               Accrued compensation and employee benefits                          (11,052)            (6,672)
               Income taxes payable and accrued and other liabilities               (2,675)            (6,879)
                                                                                  --------            -------
                  Net cash (used for) provided by operating activities              (1,610)             2,203
                                                                                  --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net                                                       9,057             11,081
    Payment of employees' notes receivable                                             122                 50
    Repayments of long-term obligations                                                (87)               (89)
                                                                                  --------            -------
                  Net cash provided by  financing activities                         9,092             11,042
                                                                                  --------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                           (175,314)           (14,416)
    Sales and maturities of short-term investments                                 176,416             11,385
    Property, plant and equipment additions                                        (13,768)            (8,858)
    Changes in deposits and other assets                                               101             (2,737)
                                                                                  --------            -------
                  Net cash used for investing activities                           (12,565)           (14,626)
                                                                                  --------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                102                724
                                                                                  --------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (4,981)              (657)
                                                                                  --------            -------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                                 24,492             24,521
                                                                                  --------            -------
End of period                                                                     $ 19,511           $ 23,864
                                                                                  ========            =======


            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (SEPTEMBER 30, 1996 AND 1995 - UNAUDITED)

1. The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

2.       Short-term investments

         At September 30, 1996 and June 30, 1996, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                                                         Unrealized        Unrealized      Accrued      Estimated
                                          Cost             Gains             Losses        Interest     Fair Value
                                          ----             -----             ------        --------     ----------
         At September 30, 1996:

         U.S. Government
             securities                 $  8,582           $  --             $(185)          $ (19)      $  8,378
         Municipal notes/bonds            47,662              87               (57)           (462)        47,230
                                        --------           -----             -----           -----       --------
                                        $ 56,244           $  87             $(242)          $(481)      $ 55,608
                                        ========           =====             =====           =====       ========

         At June 30, 1996:

         U.S. Government
             securities                 $  8,470            $  3             $(194)          $ (87)      $  8,192
         Municipal notes/bonds            47,236              38               (20)           (352)        46,902
                                        --------            ----             -----           -----       --------
                                        $ 55,706            $ 41             $(214)          $(439)      $ 55,094
                                        ========            ====             =====           =====       ========

         These securities were classified on the balance sheet as follows (in thousands):

                                                 September 30, 1996                    June 30, 1996
                                                 ------------------                    -------------

         Cash equivalents                           $    5,932                          $    4,276
         Short-term investments                         50,157                              51,257
                                                    ----------                          ----------
                                                    $   56,089                          $   55,533
                                                    ==========                          ==========

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (SEPTEMBER 30, 1996 AND 1995 - UNAUDITED)

         The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                                                                      September 30, 1996
                                                                  -------------------------
                                                                                  Estimated
                                                                     Cost         Fair Value
                                                                  ----------      ---------

                  Due in one year or less                         $   35,604      $  35,364
                  Due in one to five years                            10,663         10,522
                  Due in five to ten years                             2,650          2,446
                  Due thereafter                                       7,327          7,276
                                                                  ----------      ---------
                                                                  $   56,244      $  55,608
                                                                  ==========      =========


         For the three months ended September 30, 1996 and 1995, the Company had $176.4 million and $55.2 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.       Inventories consist of (in thousands):

                                                  September 30,           June 30,
                                                      1996                 1996
                                                     -------              -------
         Finished goods                              $10,478              $ 7,236
         Work-in-process                              13,067               11,218
         Raw materials                                24,335               21,957
                                                     -------              -------
              Total                                  $47,880              $40,411
                                                     =======              =======

4. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.       Line of credit and letters of credit

         Effective June 1996, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of September 30, 1996. The line expires in June 1998.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (SEPTEMBER 30, 1996 AND 1995 - UNAUDITED)

         At September 30, 1996, the Company had $4.7 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Pound Sterling, Japanese Yen, French Francs and U.S. Dollars and expire on various dates through December 25, 1999.

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

7.       Interest and other income, net consists of the following
        (in thousands):

                                                                          Three Months Ended
                                                                         ---------------------
                                                                         Sept. 30,    Sept. 30,
                                                                           1996         1995
                                                                         --------     --------

         Interest and investment income, net                             $    871     $    718
         Loss on sale of short-term investments, net                           --           (4)
         Foreign exchange gains (losses), net                                  21          (44)
         Other income (expense), net                                          119          (21)
                                                                         --------     --------
              Total                                                      $  1,011     $    649
                                                                         ========     ========

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

         The Company derives revenues from the sale of voice messaging systems, performance of services and generation of license fees from its two strategic business units: Global Business Solutions ("GBS") and Voice Information Services ("VIS"). GBS consists of system sales, services and maintenance contract sales to corporations and institutions, including universities and governments. VIS consists of system sales, services and maintenance contract sales to telecommunications service providers such as telephone companies and wireless providers. Certain services are provided to the GBS and VIS markets by the Company's Octel Network Services ("ONS") and OcteLink operations. The services provided by ONS include a range of voice processing and network management services.

         Total net revenues for GBS, including ONS services, for the first quarter of fiscal 1997 were $72.4 million compared to $70.7 million in the same period last year. Total net revenues for VIS, including ONS services, for the first quarter of fiscal 1997 were $66.8 million compared to $43.0 million in the same period last year. ONS and OcteLink revenues were $19.3 million for the first quarter of fiscal 1997 compared to $17.0 million for the same period in fiscal 1996.

         GBS and VIS systems revenues consist of software, hardware, and upgrades and expansions to existing systems. Services revenues, as presented below, include ONS as well as service contracts, applications development, spares sales and hardware repair and maintenance.

                                                                      Three Months Ended
                                                            -------------------------------------
                                                             Sept. 30,   Sept. 30,      Increase/
                                                               1996        1995        (decrease)
                                                            --------     --------       --------
                                                                      (Dollars in millions)

Systems                                                     $   91.3     $   71.9          27%
Services and licenses                                           47.9         41.8          15%
                                                            --------     --------
     Total net revenues                                     $  139.2     $  113.7          22%
                                                            ========     ========
Percentage of Total Net Revenues
--------------------------------
Systems                                                           66%          63%          3%
Services and licenses                                             34%          37%         (3%)

Systems
         The growth in systems revenues for the first quarter of fiscal 1997 was attributable to revenue increases in the VIS market and, to a lesser extent, the GBS market compared to the first quarter of fiscal 1996. VIS increases resulted from increases in international sales, particularly in the Philippines and Europe. Domestic VIS sales decreased compared to the prior year. VIS sales are likely to be adversely affected in future fiscal 1997 quarters because of a delay in a software release for a product upgrade for existing customers. Increases in European GBS sales were partially offset by lower sales in the U.S. and Canada. The decrease in U.S. GBS sales was partially offset by increased sales by the Company's Rhetorex subsidiary and PC division.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Services and licenses
         Revenues grew in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 primarily as a result of the increase in revenues for services provided to the Company's larger installed base of customers and an increase in ONS revenues. The Company continues to focus resources on increasing revenue from its services and licenses business and anticipates that services and licenses revenues as a percentage of net revenues will continue to fluctuate based on system sales.

COST OF SALES

                                                                                    Three Months Ended
                                                                          ----------------------------------------
                                                                          Sept. 30,      Sept. 30,       Increase/
                                                                             1996         1995          (decrease)
                                                                           --------      --------        --------
                                                                                   (Dollars in millions)

Cost of systems                                                            $   27.7      $   21.7           27%
Cost of services and licenses                                                  30.0          25.6           17%
                                                                           --------      --------
     Total cost of sales                                                   $   57.7      $   47.3           22%
                                                                           ========      ========
Percentage of Net Revenues
--------------------------
Cost of systems                                                                  30%           30%          --
Cost of services and licenses                                                    63%           61%           2%
     Total cost of sales                                                         41%           42%          (1%)

         The decrease in total cost of sales, as a percentage of total net revenues, in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 was due primarily to the increase in system sales as a percentage of total net revenues. Systems sales generally carry lower cost of sales as a percentage of total net revenues than services and licenses.

Systems

         The increase in systems cost of sales in absolute dollars was consistent with the increase in systems revenues and was consistent from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 as a percentage of net systems revenues. However, cost as a percentage of net revenues may fluctuate in the future depending on product mix. Different systems and like systems with different configurations have varying cost structures and product mix is difficult to predict.

Services and licenses

         The increase in cost of services and licenses, as a percentage of services and licenses revenues, from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 is due primarily to higher employee-related costs associated with service contracts and hardware repair and maintenance activities. This increase was partially offset by a decrease in ONS cost of services

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as a percentage of net services revenues which resulted from ONS maintaining costs at a consistent level.

         On a quarter-to-quarter basis, the channel and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins. These fluctuations are difficult to predict.

RESEARCH AND DEVELOPMENT

                                                             Three Months Ended
                                                 ----------------------------------------
                                                  Sept. 30,      Sept. 30,       Increase/
                                                    1996            1995        (decrease)
                                                 ------------   ------------    ----------
                                                           (Dollars in millions)

Expenses                                           $  21.9       $  17.6             25%

Percentage of total net revenues                        16%           15%             1%

         The increase in research and development expenditures in absolute dollars is due primarily to increased development associated with Unified Messaging, Intelligent Messaging Architecture ("IMA") and OcteLink, as well as research activities for future products and services. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          Three Months Ended
                                               ----------------------------------------
                                                Sept. 30,      Sept. 30,
                                                  1996            1995         Increase
                                               ------------   ------------     --------
                                                         (Dollars in millions)

Expenses                                         $  44.4       $  39.2            13%

Percentage of total net revenues                      32%           34%           (2%)

         The increase in selling, general and administrative expenses in absolute dollars resulted primarily from increased headcount and costs associated with a new sales program effective for fiscal 1997. The increase was partially offset by a decrease in legal costs related to the Gilbarco litigation.

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

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net for the first quarter of fiscal 1997 increased $0.4 million from the same period of fiscal 1996. The increase was due primarily to higher interest and investment income which resulted from higher average cash and cash equivalents and short-term investment balances in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

INCOME TAXES

         The Company's effective tax rate was 35.2% in the first quarter of fiscal 1997 as compared to 36.0% in the corresponding period of fiscal 1996. The effective rate was lower in fiscal 1997 due to the extension of the U.S. federal research and development credit. The Company expects its effective tax rate to approximate 35.5% for fiscal 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, but not limited to, statements regarding future VIS sales, revenues from the services and licenses business, fluctuations in the cost of systems, ability to collect accounts receivable in a timely fashion, effect of investments in property, plant and equipment, research and development expenses and selling, general and administrative expenses. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

         The Company believes that in the future its results of operations could be affected by various factors including, but not limited to, market acceptance of new products and upgrades, growth in the worldwide voice processing market, competition, expansion of services by its VIS customers, the outcome of litigation and changes in general economic conditions in any of the countries in which the Company does business.

          The Company believes that the successful introduction of new and enhanced products and services will be essential for it to maintain or improve its competitive position. In October 1996, the Company announced the delay of a software release for its Sierra platform. The release, which is an upgrade for existing customers, was originally expected to begin shipping late in the first quarter of fiscal 1997 but has been delayed until the latter portion of fiscal 1997. As a result, expected revenues in future fiscal 1997 quarters are likely to be adversely affected and the Company's quarterly trend of results of operations may be negatively affected throughout the remainder of fiscal 1997. While the Company believes that this delay will not put contracts or customer relationships at risk, and that this delay is merely a timing issue, there can be no assurance that further delays will not occur, that customer relationships will not be damaged or that expected revenues related to this upgrade will not be permanently lost.

         In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

capability, regardless of protocol, system size or geographic location. OcteLink revenues may be derived from either the sale of hardware to service providers or from OcteLink directly providing services to a customer. Revenues from OcteLink commenced during the second quarter of fiscal 1996 but have not been material to date. The Company has incurred additional research and development and selling, general and administrative expenditures to launch OcteLink and expects to incur additional costs in future quarters. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services. Furthermore, demand for a global messaging network may be slow to materialize, may not materialize or competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance.

         The Company is currently engaged in various new projects and product development which are necessary to help maintain market share and Octel's leadership position in the industry. Two of the more significant projects are "unified messaging" products for voice, fax and electronic mail messaging and the Company's next-generation client/server architecture for its Sierra platform, IMA. Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in the latter half of fiscal 1997 but are not expected to be material for fiscal 1997. IMA was originally scheduled for first-phase release during the end of fiscal 1996; however, shipment of this product has been delayed in order to allow for incorporating newly available third party technologies, the completion of product development and the release of a more feature-rich product. The successful introduction of these and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any delay in introducing new products or failure of such products to achieve substantial market share could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in introducing new products or that such products will generate significant revenues or profits.

         During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC-1000. This pricing approach was also adopted for Overture and Sierra system sales during fiscal 1996. This approach allows customers to purchase systems with only part of the equipment's capacity enabled and then have additional capacity enabled in the future upon payment of additional fees. The Company adopted contract accounting during fiscal 1996 (based upon percentage-of-completion) to recognize revenue in connection with capacity on demand transactions when firm commitments to purchase additional capacity exist. Under this method, revenues are recognized as a function of the capacity provided to the customer and costs are recognized proportionally to revenue recognized. Consequently, certain costs are deferred in the Balance Sheet under the caption "Deposits and other assets." While the Company believes that capacity-based pricing will make it more competitive, difficulties in implementing this approach, delays or adverse results due to renegotiation of sales and distribution agreements to accommodate capacity-based pricing or the failure to generate additional sales could have an adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and short-term investments in the first three months of fiscal 1997 decreased $6.1 million from June 30, 1996. Cash flows from operations resulted in a net use of cash of $1.6 million in the first three months of fiscal 1997 compared to a net source of cash of $2.2 million for the same period in fiscal 1996. The decrease from the prior year was due primarily to the timing of payment of certain liabilities, including income taxes, profit sharing and commissions, an increase in inventory and lower collections from accounts receivable. The increase in inventory is attributable to lower than expected sales for the first quarter of fiscal 1997. The lower than expected decrease in accounts receivable collections is attributable to a reorganization of the Company's customer administration group in which employees are being trained to handle multiple responsibilities such as order administration and collections. As a result of time required for training, less time was available for collection efforts. The Company expects this situation to reverse in future quarters.

         The primary sources of cash during the first three months of fiscal 1997 resulted from net income of $10.5 million, which included $7.3 million of non-cash expenses for depreciation and amortization, and cash provided by the sale of common stock, resulting from the exercise of stock options, of $9.1 million. The primary uses of cash during the first three months of fiscal 1997 were related to an increase in working capital of $15.8 million and investment in property, plant and equipment of $13.8 million. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1997. The Company anticipates that its property, plant and equipment investments will result in greater efficiencies and increased flexibility for the Company.

         Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

corporate offices over the next three years under a similar leasing arrangement. In June 1996, the operating lease was extended for another one-year period. Under the terms of the operating lease, the Company is contingently liable under a 97% first-loss clause for up to $9.9 million. Cash payments under the operating lease were not significant during the first quarter of fiscal 1997.

         In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. As of September 30, 1996, the Company had repurchased approximately
3.2 million shares of its Common Stock at an average per share price of $11, net of the impact of sales of put warrants. In June 1996, the Company's Board of Directors approved the repurchase of an additional 3.5 million shares of its Common Stock over an additional two-year period. The Company expects to continue to repurchase its Common Stock under this program if warranted by market conditions. There were no repurchases during the first quarter of fiscal 1997, however in October 1996, the Company repurchased an additional 1.5 million shares at an average per share price of $14.78, net of the impact of sales of put warrants.

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

         The Company will continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its annual consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

Gilbarco Inc.

         In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. On February 12, 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco in the underlying action and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequent challenge of the Court's ruling was denied and Gilbarco has filed a notice of appeal of the final judgment invalidating its patent.

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

                        OCTEL COMMUNICATIONS CORPORATION

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On August 1, 1990, the Company filed a Registration Statement on Form 8-A with the Securities Exchange Commission in order to register common share purchase rights issuable in accordance with the terms of the Common Shares Rights Agreement (the "Prior Rights Agreement") between the Company and Bank of America NT & SA, as rights agent. On August 29, 1996, the Company and The First National Bank of Boston, as successor rights agent, entered into the Amended and Restated Common Shares Rights Agreement (the "Amended Rights Agreement"), which supersedes the Prior Rights Agreement as originally executed. The Amended Rights Agreement is substantially the same as the Prior Rights Agreement as originally executed, with the exception that, among other things (i) the exercise price of each Right has been changed to $100.00, (ii) the Redemption Price of each Right has been changed to $.001 per share and (iii) the term of the Amended Rights Agreement has been extended to August 29, 2006. For additional information relating to the Amended Rights Agreement, please see the Registration Statement on Form 8-A/A filed by the Company on August 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits
                Exhibit No.       Description
                -----------       -----------

                   11.0           Statement re computation of earnings per share

                   27.0           Financial Data Schedule

       (b)      Report on Form 8-K

                No report on Form 8-K was filed by the Company during its fiscal quarter ended September 30, 1996.

                        OCTEL COMMUNICATIONS CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OCTEL COMMUNICATIONS CORPORATION

Dated:  November 14, 1996

                                    /s/ JEAN-YVES DEXMIER
                                    --------------------------------------------
                                    Jean-Yves Dexmier, Senior Vice President and
                                    Chief Financial Officer

                        OCTEL COMMUNICATIONS CORPORATION

                                  EXHIBIT INDEX

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Exhibit          Description
-------          -----------
   11.0          Statement re computation of earnings per share

   27.0          Financial Data Schedule