Form 10-Q
period 1996-12-31
OCTEL COMMUNICATIONS CORP
filed 1997-02-13
CIK 792723

==========================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

              For the quarterly period ended December 31, 1996, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                77-0029449
         -------------------------------------     ---------------------------
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

                          Yes     X     No
                                 ----      ----
         The number of shares outstanding of the registrant's Common Stock on January 31, 1997 was 51,850,753.


===========================================================================

          This document consists of 20 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                     INDEX

                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Balance
                          Sheets - December 31, 1996 and
                          June 30, 1996..........................................................  3

                          Condensed Consolidated Statements
                          of Operations - three and six months ended
                          December 31, 1996 and 1995............................................   4

                          Condensed Consolidated Statements
                          of Cash Flows - six months ended
                          December 31, 1996 and 1995...........................................    5

                          Notes to Condensed Consolidated
                          Financial Statements ................................................    6


         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations  ..........................................................   9


PART II.         OTHER INFORMATION

         Item 1.          Legal Proceedings...................................................... 17

         Item 4.          Matters Submitted to Vote of Security Holders.......................... 18

         Item 6.          Exhibits and Reports on Form 8-K ...................................... 19

SIGNATURES       ...............................................................................  20


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA - UNAUDITED)

                                                                              Dec. 31,       June 30,
                                                                                1996           1996
                                                                              --------       --------
                                         ASSETS
Current assets:
         Cash and cash equivalents                                            $ 46,325      $ 24,492
         Short-term investments                                                 27,343        51,257
         Accounts receivable net of allowance for doubtful accounts
                 of $4,290 at Dec. 31, 1996 and $3,750 at June 30, 1996        161,797       166,918
         Inventories, net                                                       43,221        40,411
         Prepaid expenses and other                                             20,591        18,639
                                                                               -------      --------
                 Total current assets                                          299,277       301,717

Property, plant and equipment, net of accumulated
         depreciation and amortization of $104,455 at
         Dec. 31, 1996 and $89,864 at June 30, 1996                            143,112       136,916
Deposits and other assets                                                       34,042        30,585
                                                                              ---------     --------
                 Total                                                        $476,431      $469,218
                                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade payables                                                       $ 17,621      $ 18,399
         Accrued compensation and employee benefits                             28,389        34,801
         Income taxes payable                                                    3,110         9,755
         Accrued and other liabilities                                          41,955        40,897
                                                                              --------      --------
                 Total current liabilities                                      91,075       103,852
Long-term obligations                                                              331           374

Stockholders' equity:
         Preferred stock, $.001 par value - authorized,
                 5.0 million shares; none outstanding                               --            --
         Common stock, $.001 par value - Dec. 31, 1996 - authorized,
                 200.0 million shares; outstanding, 51.7 million shares,
                 June 30, 1996 - authorized, 100.0 million shares;
                 outstanding, 51.4 million shares                              252,012       232,250
         Notes receivable from employees                                        (8,903)       (4,152)
         Retained earnings                                                     142,048       138,239
         Other                                                                    (132)       (1,345)
                                                                              --------      --------

                 Total stockholders' equity                                    385,025       364,992
                                                                              --------      --------
                 Total                                                        $476,431      $469,218
                                                                              ========      ========


                       See notes to condensed consolidated financial statements.

                              OCTEL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                         Three Months Ended               Six Months Ended
                                     -------------------------        --------------------------
                                      Dec. 31,         Dec. 31,         Dec. 31,        Dec. 31,
                                       1996             1995             1996            1995
                                     --------         --------        --------         --------

NET REVENUES:
  Systems                            $106,039         $ 93,697         $197,333         $165,656
  Services and licenses                52,721           43,000          100,662           84,771
                                     --------         --------        ---------          --------
      Total net revenues              158,760          136,697          297,995          250,427

COSTS AND EXPENSES:
  Cost of systems                      36,627           28,726           64,352           50,485
  Cost of services and licenses        32,498           27,727           62,525           53,314
  Research and development             23,052           19,747           44,966           37,313
  Selling, general and administrative  51,142           42,578           95,530           81,756
                                     --------         --------        ---------          --------
      Total costs and expenses        143,319          118,778          267,373          222,868
                                      --------        --------        ---------          --------

Operating income                       15,441           17,919           30,622           27,559
Interest and other income, net            994              423            2,005            1,072
                                     --------         --------        ---------          --------

Income before income taxes             16,435           18,342           32,627           28,631

Provision for income taxes              5,800            6,600           11,500           10,300
                                     --------         --------        ---------          --------

NET INCOME                           $ 10,635         $ 11,742        $  21,127         $ 18,331
                                     ========         ========        =========          ========



NET INCOME PER COMMON
  AND EQUIVALENT SHARE               $   0.20         $   0.22        $    0.38         $   0.35
                                     ========         ========        =========         ========

Weighted average number of
  common shares and equivalents
  used in computation                  54,178           52,308           55,232           52,750
                                     ========         ========         ========          =======





           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                                   Six Months Ended
                                                                               -----------------------
                                                                                Dec. 31,       Dec. 31,
                                                                                 1996           1995
                                                                               --------        -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $21,127         $18,331
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                                            16,807          18,025
       Amortization of (discount)/premium
        on marketable securities                                                  (128)            123
       Deferred income taxes                                                    (2,625)            (99)
       Changes in working capital:
         Accounts receivable                                                     6,439         (10,095)
         Inventories                                                            (5,957)        (11,529)
         Prepaid expenses and other                                             (1,225)           (879)
         Trade payables                                                         (1,039)          2,730
         Accrued compensation and employee benefits                             (6,110)            721
         Accrued and other liabilities                                           1,717            (364)
                                                                               -------         -------

              Net cash provided by operating activities                         29,006          16,964
                                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net                                                  13,821          13,362
    Repurchases of common stock                                                (23,773)         (8,903)
    Proceeds from payment of employees' notes receivable                           243              50
    Proceeds from sale of financial instruments - put warrants                   1,610             571
    Repayments of long-term obligations                                           (155)           (180)
                                                                               -------         -------

              Net cash provided by/(used for) financing activities              (8,254)          4,900
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                        (209,052)        (18,460)
   Sales and maturities of short-term investments                              233,152          17,598
   Property, plant and equipment additions                                     (23,810)        (18,957)
   Changes in deposits and other assets                                            329          (4,997)
                                                                               -------         -------

              Net cash provided by/(used for) investing activities                 619         (24,816)
                                                                               -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            462            (143)
                                                                               -------         -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            21,833          (3,095)
                                                                               -------         -------

CASH AND CASH EQUIVALENTS:
Beginning of period                                                             24,492          24,521
                                                                               -------         -------
End of period                                                                  $46,325         $21,426
                                                                               =======         =======


                       See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1996 AND 1995 - UNAUDITED)

1. The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996, the results of operations for the three and six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

2.       Short-term investments

         At December 31, 1996 and June 30, 1996, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                                           Unrealized  Unrealized  Accrued      Estimated
                                 Cost        Gains       Losses   Interest      Fair Value
                                ---------  ----------- ---------  --------      ----------
At December 31, 1996:

U.S. Government
   securities                   $  6,512      $ --      $(142)      $ (65)        $ 6,305
Municipal notes/bonds             26,757        83        (55)       (295)         26,490
                                 -------       ---      -----       -----         -------
                                 $33,269       $83      $(197)      $(360)        $32,795
                                 =======       ===      =====       =====         =======

At June 30, 1996:

U.S. Government
   securities                    $ 8,470       $ 3      $(194)      $ (87)        $ 8,192
Municipal notes/bonds             47,236        38        (20)       (352)         46,902
                                 -------       ---      -----       -----         -------
                                 $55,706       $41      $(214)      $(439)        $55,094
                                 =======       ===      =====       =====         =======


         These securities were classified on the balance sheet as follows (in thousands):


                                    December 31, 1996        June 30, 1996
                                    ------------------       -------------

Cash equivalents                         $ 5,812                 $ 4,276
Short-term investments                    27,343                  51,257
                                         -------                 -------
                                         $33,155                 $55,533
                                         =======                 =======



                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1996 AND 1995 - UNAUDITED)

         The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                                                     December 31, 1996
                                                --------------------------
                                                                  Estimated
                                                   Cost           Fair Value
                                                ----------       ----------
         Due in less than one year                $12,094           $12,031
         Due in one to five years                  12,248            12,114
         Due in five to ten years                     926               931
         Due thereafter                             8,001             7,719
                                                  -------           -------
                                                  $33,269           $32,795
                                                  =======           =======

         For the three and six months ended December 31, 1996, the Company had $58.6 million and $235.1 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material. For the three and six months ended December 31, 1995, the Company had $40.6 million and $95.8 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.       Inventories, net of reserves, consist of (in thousands):

                                Dec. 31,   June 30,
                                  1996       1996
                                --------   --------
         Finished goods          $ 7,569   $  7,236
         Work-in-process           9,728     11,218
         Raw materials            25,924     21,957
                                 -------   --------
                 Total           $43,221   $ 40,411
                                 =======   ========

4. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.       Line of credit and letters of credit

         Effective June 1996, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand- by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of December 31, 1996. The line expires in June 1998.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DECEMBER 31, 1996 AND 1995 - UNAUDITED)

         At December 31, 1996, the Company had $4.9 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Pound Sterling, Japanese Yen, French Francs and U.S. Dollars and expire on various dates through December 25, 1999.

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

7. Interest and other income, net consists of the following (in thousands):

                                                  Three Months Ended  Six Months Ended
                                                  ------------------ -----------------
                                                  Dec. 31, Dec. 31,  Dec. 31,   Dec. 31,
                                                    1996     1995      1996        1995
                                                  -------  --------   -------   --------
         Interest and investment income            $789      $551      $1,660    $1,269
         Loss on sale of short-term
             investments, net                         9        (3)          9        (7)
         Foreign exchange gains (losses), net       470      (131)        491      (175)
         Other income (expense), net               (274)        6        (155)      (15)
                                                   ----      ----      -------   -------
                 Total                             $994      $423      $2,005    $1,072
                                                   ====      ====      ======    ======


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

Revenue by business unit was as follows:

                             Three Months Ended          Six Months Ended
                             ------------------          ----------------
                        Dec. 31, Dec. 31,           Dec. 31, Dec. 31, Increase/
                         1996     1995     Increase   1996     1995   (decrease)
                         ----    ------   --------- -------  -------  ---------
                                         (Dollars in millions)
Global Business Solutions
-------------------------

Systems and services      $69.6   $69.3     --%   $132.7   $129.6       2%
ONS/OcteLink               10.7    10.5      2%     20.0     20.9      (4%)
                          -----   -----           -----    ------
Total GBS revenues        $80.3   $79.8     --%   $152.7   $150.5       1%
                          =====   =====           ======   ======

Voice Information Services
--------------------------

Systems and services      $67.1   $50.1     34%   $123.9   $ 86.5      43%
ONS/OcteLink               11.3     6.8     66%     21.4     13.4      60%
                          -----   -----           ------   ------
Total VIS revenues        $78.4   $56.9     38%   $145.3   $ 99.9      45%
                          =====   =====           ======   ======


         GBS and VIS systems revenues consist of software, hardware, and upgrades and expansions to existing systems. Services revenues, as presented below, include ONS as well as service contracts, applications development, spares sales and hardware repair and maintenance.

                                        Three Months Ended                      Six Months Ended
                                        ------------------                      ----------------
                               Dec. 31,         Dec. 31,      Increase/    Dec. 31,   Dec. 31,
                                 1996            1995        (decrease)      1996      1995      Increase
                               --------         ---------    ----------     -------    -------   --------
                                                              (Dollars in millions)

Systems                         $106.0            $ 93.7        13%         $197.3       $165.6      19%
Services and licenses             52.7              43.0        23%          100.7         84.8      19%
                                ------            ------                    ------       ------
Total net revenues              $158.7            $136.7        16%         $298.0       $250.4      19%
                                ======            ======                    ======        ======

Percentage of Total Net Revenues
--------------------------------

Systems                             67%              69%         (2%)          66%            66%     --
Services and licenses               33%              31%          2%           34%            34%     --


                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Systems

The increase in systems revenues for the second quarter of fiscal 1997 was due primarily to a 35% increase in the VIS market. The majority of the VIS increase (63%) occurred in Europe followed by increases in the United States and Latin America which was slightly offset by a decrease in Canada VIS sales compared to the second quarter of fiscal 1996. The increase in VIS revenues was partially offset by flat GBS revenues which was primarily attributable to revenue decreases in Canada and the United States, offset by an increase in Europe. Despite an overall increase in the number of new systems sold, the average selling price decreased from the second quarter of fiscal 1996 primarily as a result of a shift in channel mix toward sales through distributors, which carry lower average selling prices. Included in GBS revenue was a 13% decrease in sales by the Company's PC product line, which was partially offset by a 20% increase in sales by the Company's Rhetorex subsidiary.

The increase in systems revenues for the first six months of fiscal 1997 was due primarily to higher VIS revenues, the most significant of which were in Europe and The Philippines. These increases were partially offset by a decrease in VIS sales in Canada. GBS systems revenues had a small increase for the first six months of fiscal 1997 compared to the same period in fiscal 1996. An increase in Europe was significantly offset by decreases in both the United States and Canada. Both the volume and average selling price of new system sales decreased on a year to date basis, with average selling price being affected by the shift in channel mix toward distributors discussed above. Revenue related to the Company's Rhetorex subsidiary, which is included in GBS revenues, increased 22% from the first six months of fiscal 1996 to the first six months of fiscal 1997, whereas sales of the Company's PC product line decreased 4% over these periods.

Services and licenses

The increases in services revenues for both the second quarter and first six months of fiscal 1997 compared to the same periods of fiscal 1996 were due primarily to an increase in ONS revenues of 27% and 20%, respectively. ONS revenues for the quarter benefited from a favorable price structure with a major customer as well as an increase in voice mailboxes. Such benefits from favorable pricing structures may or may not continue in future quarters. Revenues resulting from services provided to the Company's larger installed base (through installation and maintenance contracts) also increased for both the second quarter and first six months of fiscal 1997 compared to the same periods of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES

                              Three Months Ended            Six Months Ended
                              ------------------            ----------------
                         Dec. 31,  Dec. 31, Increase/  Dec. 31,  Dec. 31, Increase/
                          1996       1995  (decrease)   1996      1995   (decrease)
                          ----       ----  ----------   ----    --------  ---------
                                          (Dollars in millions)
Cost of systems           $36.6       $28.7     28%     $ 64.4    $ 50.5    27%
Cost of services
         and licenses      32.5        27.7     17%       62.5      53.3    17%
                          -----       -----             ------     -----
Total cost of sales       $69.1       $56.4     22%     $126.9    $103.8    22%
                          =====       =====             ======    ======

Percentage of Net Revenues
--------------------------

Cost of systems             35%          31%     4%        33%       30%      3%
Cost of services
         and licenses       62%          64%    (2%)       62%       63%     (1%)
Total cost of sales         43%          41%     2%        43%       41%      2%

Systems

         The increase in cost of systems as a percentage of systems revenues for both the second quarter and first six months of fiscal 1997 was due primarily to a product mix shift in the VIS business from software upgrades to equipment contracts, which carry lower margins. A shift in GBS distribution channels to distributors also contributed to the increase in cost of systems as a percentage of systems revenues, because distributor sales generally carry a lower average selling price. In addition, adjustments made during the quarter to write-off consigned inventory due to a change in vendors, a retrofit program for defective disk drives and an inventory adjustment related to the Company's Japan subsidiary negatively affected cost of systems as a percentage of systems revenues by approximately 1%.

Services and licenses

         The decrease in cost of services and licenses as a percentage of services and licenses revenues for both the second quarter and first six months of fiscal 1997 was due primarily to the favorable pricing structure with a major customer (discussed above). The decreases for the second quarter and first six months of fiscal 1997 were partially offset by an overall increase in the cost of services provided by the Company's customer service organization for maintenance, installation, etc.

         On a quarter-to-quarter basis, the channel, geographic and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins and are difficult to predict.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT

                            Three Months Ended                Six Months Ended
                            ------------------                ----------------
                      Dec. 31,  Dec. 31,   Increase/   Dec. 31,    Dec. 31,   Increase/
                        1996      1995    (decrease)     1996        1995     (decrease)
                      -------    ------   ----------    ------     -------    ----------
                                            (Dollars in millions)
Expenses              $  23.1     $19.7        17%      $ 45.0        $ 37.3     21%

Percentage of revenues    15%        14%        1%          15%           15%     --

         The increase in absolute dollars spent on research and development for both the second quarter and first six months of fiscal 1997 was due primarily to costs associated with increased development associated with Unified Messaging, Intelligent Messaging Architecture ("IMA") and OcteLink, as well as research activities for additional future products and services. This increase was partially offset by a decrease in profit sharing and bonus expense during the quarter and year-to-date. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                            Three Months Ended                    Six Months Ended
                            ------------------                    ----------------
                       Dec. 31,    Dec. 31,  Increase/     Dec. 31,    Dec. 31,  Increase/
                         1996       1995    (decrease)       1996        1995   (decrease)
                       ------       ------  ----------     ------      -------- ----------
                                              (Dollars in millions)
Expenses              $  51.1      $  42.6      20%        $ 95.5       $ 81.8     17%

Percentage of revenues    32%           31%      1%            32%          33%    (1%)

         The increase for both the second quarter and first six months of fiscal 1997 in selling, general and administrative expenses in absolute dollars resulted primarily from increased headcount and costs associated with a new marketing program effective for fiscal 1997. In addition, for the second quarter of fiscal 1997, the Company had increased bad debt expense of approximately $1.2 million which was recorded to mitigate the inherent risk associated with expanding internationally. Higher consulting and travel expenses also contributed to the increase during the first six months of fiscal 1997. These increases were partially offset by a reduction in profit sharing and bonus expense in both the second quarter and first six months of fiscal 1997 combined with lower legal costs related to the Gilbarco litigation.

The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including the expansion of international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues. Additionally, the Company is currently involved in legal matters that may cause an increase in legal expenses in the future.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST AND OTHER INCOME, NET

         Interest and other income, net for the second quarter and first six months of fiscal 1997 increased $0.6 million and $0.9 million, respectively, from the same periods of fiscal 1996. Net foreign exchanges gains were recognized during the second quarter and first six months of fiscal 1997 compared to net foreign exchange losses in the same periods in fiscal 1996.
The gains for the second quarter and first six months of fiscal 1997 were due primarily to the favorable rate change of the Pound Sterling during November 1996. Interest and investment income for the second quarter and first six months of fiscal 1997 also increased as compared to the same periods in fiscal 1996. The increases resulted primarily from higher average cash and investment balances in fiscal 1997 compared to fiscal 1996. Average investment yields were also slightly higher for the second quarter of fiscal 1997 compared to fiscal 1996. However, investment yields were slightly lower for the first six months of fiscal 1997 compared to the same period of fiscal 1996.

INCOME TAXES

         The Company's effective tax rate was 35.3 percent in the second quarter and 35.2 percent in the first six months of fiscal 1997, as compared to
36.0 percent in the corresponding periods of fiscal 1996. The effective rate was lower in fiscal 1997 due to the extension of the U.S. federal research and development credit.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, but not limited to, statements regarding future sales, revenues from the services and licenses business, possible legal expenses, international expansion, fluctuations in the cost of systems, ability to collect accounts receivable in a timely fashion, effect of investments in property, plant and equipment, future tax rates, research and development expenses and selling, general and administrative expenses. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

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

quarter of fiscal 1997 but has been delayed until the latter portion of fiscal 1997. As of January 17, 1997, the Company met a major milestone by shipping the software product to one of its customers for evaluation. However, the timeframe for acceptance by customers may negatively affect revenues in fiscal 1997 and the Company's quarterly trend of results of operations may be negatively affected throughout the remainder of fiscal 1997. While the Company believes that this delay will not put contracts or customer relationships at risk, and that this delay is merely a timing issue, there can be no assurance that further delays will not occur, that customer relationships will not be damaged or that expected revenues related to this upgrade will not be permanently lost.

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

         The Company is currently engaged in various new projects and product development which are necessary to help maintain market share and Octel's leadership position in the industry. Two of the more significant projects are "unified messaging" products for voice, fax and electronic mail messaging and the Company's next-generation client/server architecture for its Sierra platform, IMA. Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. Current expectations are for revenue to commence in the latter half of fiscal 1997 but are not expected to be material for fiscal 1997. IMA was originally scheduled for first-phase release during the end of fiscal 1996; however, shipment of this product has been delayed in order to allow for incorporating newly available third-party technologies, the completion of product development and the release of a more feature-rich product. The successful introduction of these and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any delay in introducing new products or failure of such products to achieve substantial market share could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in completing and introducing new products or that such products will generate significant revenues or profits.

         During the latter half of fiscal 1995, the Company adopted a new, capacity-based pricing approach for its largest GBS system, the XC- 1000. This pricing approach was also adopted for

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and short-term investments in the first six months of fiscal 1997 decreased $2.1 million from June 30, 1996. Cash flows from operations resulted in a net source of cash of $29.0 million in the first six months of fiscal 1997 compared to $17.0 million in the first six months of fiscal 1996. The increase from the prior year was due primarily to the collection of accounts receivable and reduction of inventory.

         The primary sources of cash during the first six months of fiscal 1997 resulted from net income of $21.1 million, which included $16.8 million of non-cash expenses for depreciation and amortization, proceeds from the sale of short-term investments of $24.1 million, net of purchases, and cash provided by the sale of common stock, resulting primarily from the exercise of stock options, of $13.8 million. The primary uses of cash during the first six months of fiscal 1997 were investment in property, plant and equipment of $23.8 million and the repurchase of common stock

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for $22.2 million, net of put warrant proceeds of $1.6 million. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1997. The Company anticipates that its property, plant and equipment investments will eventually result in greater efficiencies and increased flexibility for the Company.

         Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement. In June 1996, the operating lease was extended for another one-year period. Under the terms of the operating lease, the Company is contingently liable under a 97% first-loss clause for up to $9.9 million. Cash payments under the operating lease were not significant during the first six months of fiscal 1997.

         In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. In June 1996, the Company's Board of Directors approved the repurchase of an additional 3.5 million shares of its Common Stock over an additional two-year period. In October 1996, the Company repurchased an additional 1.5 million shares at an average per share price of $14.78, net of the impact of sales of put warrants. As of December 31, 1996, the Company had repurchased approximately 4.7 million shares of its Common Stock at an average per share price of $12, net of the impact of sales of put warrants. The Company expects to continue to repurchase its Common Stock under this program if warranted by market conditions.

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

                        OCTEL COMMUNICATIONS CORPORATION
                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Theis Research, Inc.

         In April 1992, the Company filed suit, in the United States District Court in Northern California, against Theis Research, Inc. ("Theis") for a declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. In August 1995, the Court issued its decision holding that the patents are unenforceable. The Court entered final judgment in the case in January 1996, declaring Octel a "prevailing party" entitled to recover its substantial costs in connection with the lawsuit. In November 1996, the Court overturned the jury's verdict that Octel infringed one of the patents held invalid by the jury and that a fourth patent, that the Court had found Octel not to have infringed, was also invalid. Theis filed a notice of appeal in December 1996, and the Company thereafter filed a notice of cross-appeal on certain issues.

Gilbarco Inc.

         In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. In February 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequently filed motion for reconsideration of the Court's ruling was denied and Gilbarco thereafter filed a notice of appeal. Briefing of the appeal has been completed and oral argument is scheduled for February 5, 1997.

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

                        OCTEL COMMUNICATIONS CORPORATION
                                    PART II
                               OTHER INFORMATION

ITEM 4.  MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

         Octel Communications Corporation held its regular Annual Meeting of Stockholders on December 5, 1996.

         The following individuals were elected to serve on the Company's Board of Directors.

                                           Number of             Number of
                                      affirmative votes        votes withheld
                                      -----------------        --------------
         Robert Cohn                       48,241,539               165,775
         Anson M. Beard, Jr.               48,251,727               155,587
         Leo J. Chamberlain                48,246,333               160,981
         Deborah A. Coleman                48,249,568               157,746
         Nathaniel de Rothschild           48,247,619               159,695
         Dag Tellefsen                     48,244,377               162,937
         W. Michael West                   48,246,341               160,973

         The following matters were voted upon at the meeting:

         1. Approval of proposal regarding the 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 1,500,000 shares.
         2. Approval of proposal regarding the Certificate of Incorporation to increase the authorized number of shares to 200,000,000.
         3.      Ratification of appointment of KPMG Peat Marwick
                 LLP as independent auditors.

         The votes of the stockholders on these proposals were as follows:

        Proposal    Number of           Number of      Number of          Number of
        number   affirmative votes   negative votes   abstentions      broker non-votes
        -----    ----------------    --------------   -----------      ----------------
         1.         45,041,461         2,982,283       132,266              251,304
         2.         43,555,324         4,505,832        94,854              251,304
         3.         48,264,128            60,401        82,785                   --

Mr. James McDivitt was elected to the Board of Directors on November 5, 1996. Mr. Tellefsen resigned from the Board effective January 22, 1997.

                        OCTEL COMMUNICATIONS CORPORATION
                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit No.               Description
                 -----------               -----------

                  3.0         Amended and Restated Certificate of Incorporation
                  3.1         Amended Bylaws of the Company
                 11.0         Statement re computation of earnings per share
                 27.0         Financial Data Schedule

         (b)     Report on Form 8-K

                 No report on Form 8-K was filed by the Company during its fiscal quarter ended December 31, 1996.

                        OCTEL COMMUNICATIONS CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 OCTEL COMMUNICATIONS CORPORATION


Dated:  February 13, 1997

                                 /s/ JEAN-YVES DEXMIER
                                 ------------------------
                                 Jean-Yves Dexmier, Senior Vice President
                                 and Chief Financial Officer

                                 /s/ JODY BISSON
                                 -----------------
                                 Jody Bisson, Vice President and
                                 Corporate Controller

                        OCTEL COMMUNICATIONS CORPORATION

                                 EXHIBIT INDEX

                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

--------------------------------------------------------------------------------
Exhibit                                                                  Page
 Number          Description                                            Number
--------------------------------------------------------------------------------
 3.0             Amended and Restated Certificate of Incorporation..        2
 3.1             Amended Bylaws of the Company                              5
11.0             Statement re computation of earnings per share......      28
27.0             Financial Data Schedule.............................      29
