Form 10-Q
period 1997-03-31
OCTEL COMMUNICATIONS CORP
filed 1997-05-15
CIK 792723

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                For the quarterly period ended March 31, 1997, or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-16588

                        OCTEL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
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

                                Yes [X]    No [ ]

         The number of shares outstanding of the registrant's Common Stock on April 30, 1997 was 52,434,381.

================================================================================

           This document consists of 21 pages of which this is Page 1.

                        OCTEL COMMUNICATIONS CORPORATION

                                      INDEX

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance
                           Sheets - March 31, 1997 and
                           June 30, 1996..............................................................     3

                           Condensed Consolidated Statements
                           of Operations - three and nine months ended
                           March 31, 1997 and 1996....................................................     4

                           Condensed Consolidated Statements
                           of Cash Flows - nine months ended
                           March 31, 1997 and 1996....................................................     5

                           Notes to Condensed Consolidated
                           Financial Statements.......................................................     6


         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.................................................................     9


PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings..........................................................    18

         Item 2.           Changes in Securities......................................................    19

         Item 6.           Exhibits and Reports on Form 8-K...........................................    19

SIGNATURES        ....................................................................................    21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OCTEL COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA - UNAUDITED)

                                                                                     March 31,       June 30,
                                                                                       1997            1996
                                                                                     ---------       ---------
                                                      ASSETS
Current assets:
    Cash and cash equivalents                                                        $  42,668       $  24,492
    Short-term investments                                                              47,658          51,257
    Accounts receivable net of allowance for doubtful accounts
        of $4,198 at March 31, 1997 and $3,750 at June 30, 1996                        166,634         166,918
    Inventories, net                                                                    36,325          40,411
    Prepaid expenses and other                                                          21,405          18,639
                                                                                     ---------       ---------
        Total current assets                                                           314,690         301,717

Property, plant and equipment, net of accumulated depreciation and amortization
    of $113,086  at March 31, 1997 and $89,864 at June 30, 1996                        146,619         136,916
Deposits and other assets                                                               34,537          30,585
                                                                                     ---------       ---------
        Total                                                                        $ 495,846       $ 469,218
                                                                                     =========       =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                                                   $  16,950       $  18,399
    Accrued compensation and employee benefits                                          26,935          34,801
    Income taxes payable                                                                 7,783           9,755
    Accrued and other liabilities                                                       44,131          40,897
                                                                                     ---------       ---------
        Total current liabilities                                                       95,799         103,852
Long-term obligations                                                                      248             374

Stockholders' equity:
    Preferred stock, $.001 par value - authorized,
        5.0 million shares; none outstanding                                                --              --
    Common stock, $.001 par value - March 31, 1997 - authorized,
        200.0 million shares; outstanding, 52.1 million shares, June 30, 1996 -
        authorized, 100.0 million shares; outstanding, 51.4 million shares             259,257         232,250
    Notes receivable from employees                                                    (10,693)         (4,152)
    Retained earnings                                                                  152,676         138,239
    Other                                                                               (1,441)         (1,345)
                                                                                     ---------       ---------
        Total stockholders' equity                                                     399,799         364,992
                                                                                     ---------       ---------
        Total                                                                        $ 495,846       $ 469,218
                                                                                     =========       =========


            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                  Three Months Ended                   Nine Months Ended
                                                -------------------------         --------------------------
                                                March 31,      March 31,           March 31,       March 31,
                                                   1997           1996               1997            1996
                                                ----------     ----------         -----------    -----------
NET REVENUES:
    Systems                                     $  98,224      $   93,752         $   295,557    $   259,408
    Services and licenses                          51,961          46,097             152,623        130,868
                                                ---------      ----------         -----------    -----------
Total net revenues                                150,185         139,849             448,180        390,276

COSTS AND EXPENSES:
    Cost of systems                                 32,470         29,276              96,822         79,761
    Cost of services and licenses                   31,716         28,953              94,241         82,267
    Research and development                        21,970         19,208              66,936         56,521
    Selling, general and administrative             49,430         43,936             144,960        125,692
                                                ----------     ----------         -----------    -----------
        Total costs and expenses                   135,586        121,373             402,959        344,241
                                                ----------     ----------         -----------    -----------

Operating income                                    14,599         18,476              45,221         46,035
Interest and other income, net                       1,179            670               3,184          1,742
                                                ----------     ----------         -----------    -----------

Income before income taxes                          15,778         19,146              48,405         47,777

Provision for income taxes                           5,150          6,900              16,650         17,200
                                                ----------     ----------         -----------    -----------

NET INCOME                                      $   10,628     $   12,246         $    31,755    $    30,577
                                                ==========     ==========         ===========    ===========

NET INCOME PER COMMON
    AND EQUIVALENT SHARE                        $     0.20     $     0.23         $      0.58    $      0.58
                                                ==========     ==========         ===========    ===========

Weighted average number of
    common shares and equivalents
    used in computation                             54,155         53,514             54,821          53,012
                                                ==========     ==========         ==========      ==========



            See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                               Nine Months Ended
                                                                            ------------------------
                                                                            March 31,      March 31,
                                                                               1997           1996
                                                                            ---------       --------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  31,755       $ 30,577
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                       29,425         25,040
           Amortization of (discount)/premium
               on marketable securities                                          (155)            43
           Deferred income taxes                                                 (205)         5,183
           Changes in working capital:
               Accounts receivable                                              1,726        (17,014)
               Inventories                                                        317        (23,390)
               Prepaid expenses and other                                      (3,045)        (5,622)
               Trade payables                                                  (1,362)           552
               Accrued compensation and employee benefits                      (7,840)           504
               Accrued and other liabilities                                    9,705          5,104
                                                                            ---------       --------
                  Net cash provided by operating activities                    60,321         20,977
                                                                            ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net                                                 16,300         20,166
    Repurchases of common stock                                               (23,773)        (8,903)
    Proceeds from payment of employees' notes receivable                          528             50
    Proceeds from sale of financial instruments - put warrants                  3,435          1,762
    Repayments of long-term obligations                                          (226)          (271)
                                                                            ---------       --------
                  Net cash provided by/(used for) financing activities         (3,736)        12,804
                                                                            ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                      (270,385)       (24,182)
    Sales and maturities of short-term investments                            274,033         29,595
    Property, plant and equipment additions                                   (37,275)       (26,445)
    Changes in deposits and other assets                                       (4,518)        (7,977)
                                                                            ---------       --------
                  Net cash used for investing activities                      (38,145)       (29,009)
                                                                            ---------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (264)          (360)
                                                                            ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      18,176          4,412
                                                                            ---------       --------
CASH AND CASH EQUIVALENTS:
Beginning of period                                                            24,492         24,521
                                                                            ---------       --------
End of period                                                               $  42,668       $ 28,933
                                                                            =========       ========



           See notes to condensed consolidated financial statements.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1997 AND 1996 - UNAUDITED)

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the three and nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996.

         The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes.

2.       Short-term investments

         At March 31, 1997 and June 30, 1996, all cash equivalents and short-term investments were classified as "available-for-sale" and consisted of the following (in thousands):

                                              Unrealized   Unrealized    Accrued       Estimated
                                     Cost        Gains       Losses      Interest      Fair Value
                                     ----        -----       ------      --------      ----------
         At March 31, 1997:

         U.S. Government
            securities              $20,646     $   --       $(207)      $    (47)      $20,392
         Municipal notes/bonds       45,290         --         (72)          (436)       44,782
                                    -------      -----       -----       --------       -------
                                    $65,936      $  --       $(279)      $   (483)      $65,174
                                    =======      =====       =====       ========       =======

         At June 30, 1996:

         U.S. Government
            securities              $ 8,470      $   3       $(194)      $    (87)      $ 8,192
         Municipal notes/bonds       47,236         38         (20)          (352)       46,902
                                    -------      -----       -----       --------       -------
                                    $55,706      $  41       $(214)      $   (439)      $55,094
                                    =======      =====       =====       ========       =======

         These securities were classified on the balance sheet as follows (in thousands):

                                                  March 31, 1997                      June 30, 1996
                                                  --------------                      -------------
         Cash equivalents                           $   17,999                          $    4,276
         Short-term investments                         47,658                              51,257
                                                    ----------                          ----------
                                                    $   65,657                          $   55,533
                                                    ==========                          ==========

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1997 AND 1996 - UNAUDITED)

         The cost and estimated fair value of available-for-sale debt securities by contractual maturity, consisted of the following (in thousands):

                                                                                            March 31, 1997
                                                                                       -------------------------
                                                                                                       Estimated
                                                                                          Cost        Fair Value
                                                                                       ----------      ---------
                  Due in less than one year                                            $   41,180      $  41,038
                  Due in one to five years                                                 13,239         13,018
                  Due in five to ten years                                                  6,559          6,228
                  Due thereafter                                                            4,958          4,890
                                                                                       ----------      ---------
                                                                                       $   65,936      $  65,174
                                                                                       ==========      =========

         For the three and nine months ended March 31, 1997, the Company had $50.9 million and $286.0 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material. For the three and nine months ended March 31, 1996, the Company had $54.0 million and $149.8 million in proceeds from sales of available-for-sale investments, respectively. Gross realized gains and gross realized losses on those sales were not material.

3.       Inventories, net of reserves, consist of (in thousands):

                                                                                    March 31,             June 30,
                                                                                      1997                  1996
                                                                                    --------              -------
         Finished goods                                                             $  6,995              $ 7,236
         Work-in-process                                                               6,445               11,218
         Raw materials                                                                22,885               21,957
                                                                                    --------              -------
              Total                                                                 $ 36,325              $40,411
                                                                                    ========              =======

4. Net income per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares from stock options (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

5.       Line of credit and letters of credit

         Effective June 1996, the Company obtained a $30.0 million bank revolving line of credit which also allows the Company to obtain stand-by letters of credit. Borrowings under the line are unsecured and bear interest at either an adjusted London interbank offering rate ("LIBOR") plus one and one-quarter percent or the greater of the Bank's base rate or the Federal Funds Effective Rate plus one-half of one percent, at the Company's discretion upon borrowing the funds. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The Company was in compliance with these covenants and had no borrowings under this line as of March 31, 1997. The line expires in June 1998.

                        OCTEL COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (MARCH 31, 1997 AND 1996 - UNAUDITED)

         At March 31, 1997, the Company had $4.7 million of stand-by letters of credit outstanding. The letters of credit are primarily to guarantee payments for inventory purchases and facility lease payments. The majority of the letters of credit are denominated in Pound Sterling, Japanese Yen, French Francs and U.S. Dollars and expire on various dates through December 25, 1999.

6.       Lease commitment

         On July 6, 1995, the Company entered into a one-year operating lease for a parcel of undeveloped land adjacent to its current campus in Milpitas, California, on which additional offices may be constructed. On February 21, 1997, the Company entered into a second operating lease for a parcel of undeveloped land also adjacent to its current campus. Both leases provides for monthly payments which vary based on the LIBOR and require the Company to maintain certain financial covenants similar to its credit facilities. In addition, both leases provide the Company with the option at the end of the lease term of either renewing the lease, acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable, for each of the two leases, to the lessor under a 97% first-loss clause for up to $9.9 million and $5.1 million for the first and second lease, respectively. In June 1996, the first lease was extended for another one-year period. Both leases are scheduled to be renewed in June 1997 and will be combined to form one lease to cover both parcels of land at that time.

7. Interest and other income, net consists of the following (in thousands):

                                                 Three Months Ended          Nine Months Ended
                                                ----------------------    ------------------------
                                                March 31,    March 31,    March 31,      March 31,
                                                  1997         1996          1997          1996
                                                 -------       -----       -------       -------
         Interest and investment income          $   889       $ 512       $ 2,549       $ 1,781
         Gain (losses)on sale of short-term
             investments, net                          8          --            17            (7)
         Foreign exchange gains, net                 359         262           850            87
         Other expense, net                          (77)       (104)         (232)         (119)
                                                 -------       -----       -------       -------
              Total                              $ 1,179       $ 670       $ 3,184       $ 1,742
                                                 =======       =====       =======       =======

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

Revenue by business unit was as follows:

                                     Three Months Ended                                 Nine Months Ended
                           -------------------------------------         ----------------------------------------
                            March 31,     March 31,                       March 31,      March 31,      Increase/
                              1997          1996        Increase            1997            1996       (decrease)
                           ---------     ---------      --------         ----------     ----------     ----------
                                                             (Dollars in millions)
Global Business Solutions

Systems and services       $    64.2     $    64.4        --%            $    196.9     $    194.0          1%
ONS/OcteLink                    11.2          10.5         7%                  31.2           31.4         (1%)
                           ---------     ---------                       ----------     ----------
Total GBS revenues         $    75.4     $    74.9         1%            $    228.1     $    225.4          1%
                           =========     =========                       ==========     ==========

Voice Information Services

Systems and services       $    62.6     $    57.9         8%            $    186.5     $    144.5         29%
ONS/OcteLink                    12.2           7.0        74%                  33.6           20.4         65%
                           ---------     ---------                       ----------     ----------
Total VIS revenues         $    74.8     $    64.9        15%            $    220.1     $    164.9         33%
                           =========     =========                       ==========     ==========

         GBS and VIS systems revenues consist of software, hardware, and upgrades and expansions to existing systems. Services revenues, as presented below, include ONS as well as service contracts, applications development, spares sales, installation fees and hardware repair and maintenance.

                                     Three Months Ended                                 Nine Months Ended
                           ---------------------------------------       -------------------------------------------
                            March 31,     March 31,      Increase/        March 31,      March 31,
                              1997          1996        (decrease)          1997            1996        Increase
                           ---------     ---------      ----------       ----------     ----------     ----------
                                                             (Dollars in millions)
Systems                    $    98.2     $    93.7           5%          $    295.6     $    259.4         14%
Services and licenses           52.0          46.1          13%               152.6          130.9         17%
                           ---------     ---------                       ----------     ----------
Total net revenues         $   150.2     $   139.8           7%          $    448.2     $    390.3         15%
                           =========     =========                       ==========     ==========

Percentage of Total Net Revenues

Systems                         65%           67%           (2%)             66%            66%             --
Services and licenses           35%           33%            2%              34%            34%             --

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Systems

         The increase in systems revenues for the third quarter of fiscal 1997 compared to the same quarter in the prior year was due primarily to an 11% increase in the VIS market. The majority of the VIS increase (24%) occurred in the United States followed by increases in the Asia Pacific and Canada areas which were slightly offset by a decrease in Europe VIS sales compared to the third quarter of fiscal 1996. GBS revenues decreased slightly during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. GBS revenue increases in Europe were substantially offset by decreases in the United States and the Asia Pacific area. Despite an overall increase in the number of new systems sold, the average selling price decreased from the third quarter of fiscal 1996 due primarily to a shift from direct sales to distributor sales.

         The increase in systems revenues for the first nine months of fiscal 1997 was due primarily to higher VIS revenues, the most significant of which were in Europe and the Asia Pacific. These increases were partially offset by a decrease in VIS sales in Canada. GBS systems revenues remained flat for the first nine months of fiscal 1997 compared to the same period in fiscal 1996. An increase in Europe was significantly offset by decreases in the United States, Canada and the Asia Pacific area. Although the volume of new system sales increased on a year to date basis, the average selling price decreased due to a shift in channel mix from direct sales to distributor sales.

Services and licenses

         The increases in services revenues for both the third quarter and first nine months of fiscal 1997 compared to the same periods of fiscal 1996 were due primarily to an increase in ONS revenues of 33% and 25%, respectively. ONS revenues for the quarter benefited from a favorable price structure with a major customer as well as an increase in voice mailboxes. Such benefits from favorable pricing structures will probably not continue in future quarters. Revenues resulting from services provided to the Company's larger installed base (through maintenance contracts and installation) also increased for both the third quarter and first nine months of fiscal 1997 compared to the same periods of fiscal 1996.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES

                                    Three Months Ended                                   Nine Months Ended
                           ---------------------------------------       -----------------------------------------
                            March 31,     March 31,      Increase/        March 31,      March 31,       Increase/
                              1997          1996        (decrease)          1997            1996        (decrease)
                           ---------     ---------      ----------       ----------     ----------      ----------
                                                             (Dollars in millions)
Cost of systems            $    32.5     $    29.3          11%          $     96.8     $     79.8          21%
Cost of services
     and licenses               31.7          28.9          10%                94.2           82.2          15%
                           ---------     ---------                       ----------     ----------
Total cost of sales        $    64.2     $    58.2          10%          $    191.1     $    162.0          18%
                           =========     =========                       ==========     ==========

Percentage of Net Revenues

Cost of systems                 33%           31%            2%              33%            31%              2%
Cost of services
    and licenses                61%           63%           (2%)             62%            63%             (1%)
Total cost of sales             43%           42%            1%              43%            42%              1%

Systems

         The increase in cost of systems as a percentage of revenues for both the third quarter and first nine months of fiscal 1997 was due primarily to a shift in GBS distribution channels to distributors. The increase in cost of systems as a percentage of systems' revenues is because distributor sales generally carry a lower average selling price than direct sales. In addition, during the third quarter of fiscal 1997, the Company incurred increased amortization costs for licensed software and also an increase in its inventory reserves for certain inventory purchases. Cost as a percentage of net revenues may fluctuate in the future depending on product mix. Different systems and like systems with different configurations have varying cost structures and product mix is difficult to predict.

Services and licenses

         The decrease in cost of services and licenses as a percentage of services and licenses revenues for the third quarter and first nine months of fiscal 1997 was due primarily to decreases in bonuses and profit sharing and increased network operations efficiencies in the Company's outsourcing services business. A favorable pricing structure with a major customer in the Company's outsourcing services business was also a cause for the decrease for the first nine months of fiscal 1997.

        On a quarter-to-quarter basis, the channel, geographic and product mix of sales can fluctuate significantly. Such fluctuations can have a positive or negative impact on operating margins and are difficult to predict.

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT

                                    Three Months Ended                               Nine Months Ended
                           -------------------------------------         --------------------------------------
                            March 31,      March 31,                      March  31,     March 31,
                              1997           1996       Increase             1997          1996        Increase
                           ------------   -----------   --------         -----------    -----------    --------
                                                             (Dollars in millions)
Expenses                     $22.0          $19.2          14%              $66.9          $56.5          18%

Percentage of revenues         15%            14%           1%                15%            14%           1%

         The increase in absolute dollars spent on research and development for both the third quarter and first nine months of fiscal 1997 was due primarily to costs associated with increased development associated with Unified Messaging, Intelligent Messaging Architecture ("IMA") and OcteLink, as well as research activities for additional future products and services. This increase was partially offset by a decrease in profit sharing and bonus expense year-to-date. The Company believes that additional research and development expenses will be required to maintain market position and expects that expenses will increase in absolute terms and could increase as a percentage of total net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                    Three Months Ended                            Nine Months Ended
                           ------------------------------------        ------------------------------------
                            March 31,     March 31,                     March 31,     March 31,
                              1997          1996       Increase           1997          1996       Increase
                           ------------  -----------   --------        -----------    ---------    --------
                                                           (Dollars in millions)
Expenses                     $49.4          $43.9         13%            $145.0         $125.7        15%

Percentage of revenues         33%            31%          2%               32%            32%         --

         The increase for both the third quarter and first nine months of fiscal 1997 in selling, general and administrative expenses in absolute dollars resulted primarily from increased headcount and costs associated with a new marketing program effective for fiscal 1997. These increases were partially offset by a reduction in profit sharing and bonus expenses for the first nine months of fiscal 1997.

         The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, including the expansion of international sales activities, and expects that these expenses will increase in absolute terms and could increase as a percentage of net revenues. Additionally, the Company is currently involved in legal matters that may cause an increase in legal expenses in the future (See
Item 1 "Legal Proceedings" in Part II).

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST AND OTHER INCOME, NET

         Interest and other income, net for the third quarter and first nine months of fiscal 1997 increased $0.5 million and $1.4 million, respectively, from the same periods of fiscal 1996. Interest and investment income for the third quarter and first nine months of fiscal 1997 increased as compared to the same periods in fiscal 1996 due primarily to higher average cash and cash equivalent and short term investment balances in fiscal 1997 compared to fiscal 1996. Average investment yields were also slightly higher for the third quarter of fiscal 1997 compared to fiscal 1996. However, investment yields were slightly lower for the first nine months of fiscal 1997 compared to the same period of fiscal 1996. Net foreign exchange gains were recognized during the third quarter and first nine months of fiscal 1997 were higher than in the same periods in fiscal 1996. The gains for the third quarter and first nine months of fiscal 1997 were due primarily to the favorable rate change of the Pound Sterling.

INCOME TAXES

         The Company's effective tax rate was 32.6 percent in the third quarter and 34.5 percent in the first nine months of fiscal 1997, as compared to 36.0 percent in the corresponding periods of fiscal 1996. The effective rate was lower in fiscal 1997 due to rising export sales and, as a result, an increase in foreign sales corporation benefits. The Company expects the tax rate for fiscal 1997 to remain at 34.5 percent and projects the fiscal 1998 tax rate to be 35.5 percent.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, but not limited to, statements regarding favorable pricing structures with major customers, fluctuations of cost of systems as a percentage of net revenues, product mix, future levels of research and development expenses, future levels of selling, general and administrative expenses, international expansion, possible legal expenses and the Company's future effective tax rate. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

         The Company believes that in the future its results of operations could be affected by various factors including, but not limited to, the Company's ability to complete new products and product upgrades, market acceptance of new products and upgrades, growth in the worldwide voice processing market, the effect of increased competition, expansion of services by its VIS customers, the outcome of litigation, foreign exchange rates and changes in general economic conditions in any of the countries in which the Company does business.

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

quarter of fiscal 1997. In March 1997, the Company began shipping the software and recognized immaterial revenues. While the Company believes that this delay has not put contracts or customer relationships materially at risk, and that this delay is merely a timing issue, there can be no assurance that further delays will not occur, that customer relationships will not be damaged or that expected revenues related to this upgrade will not be permanently lost.

         In July 1995, the Company introduced OcteLink - a global "messaging post office" that could eventually allow the interconnection of virtually any voice messaging system with networking capability, regardless of protocol, system size or geographic location. OcteLink revenues may be derived from either the sale of hardware to service providers or from OcteLink directly providing services to a customer. Revenues from OcteLink commenced during the second quarter of fiscal 1996 but have not been material to date. The Company has incurred additional research and development and selling, general and administrative expenditures to launch OcteLink and expects to incur additional costs in future quarters. Although the Company believes OcteLink is a viable global messaging network, there is currently no reliable data regarding the demand for such services. Furthermore, demand for a global messaging network may be slow to materialize, may not materialize or competitors may successfully introduce alternative solutions to OcteLink that achieve better market acceptance. The Company is currently evaluating the future direction of OcteLink.

         The Company is currently engaged in various new projects and product development which are necessary to help maintain market share and Octel's leadership position in the industry. Two of the more significant projects are "unified messaging" products for voice, fax and electronic mail messaging and the Company's next-generation client/server architecture for its Sierra platform, IMA; both of which have experienced product development delays. Unified messaging essentially unites voice, fax and e-mail together in a client/server architecture that uses standard PC and LAN technology. This integration brings together several discrete technologies into a single mailbox that provides user access from a telephone or a PC. In May 1995, Octel announced the first component of its unified messaging technology that will be available on Microsoft Exchange, a LAN-based, enterprise-wide messaging architecture. In the third quarter of fiscal 1997, the Company introduced the Unified Messenger product and expects shipment of this product to commence in the late summer. The timing of shipments will depend on completion of testing and debugging of the initial release of Unified Messaging. IMA was originally scheduled for first-phase release during the end of fiscal 1996; however, the release has been delayed in order to allow for the incorporation of newly available third-party technologies and the release of a more feature-rich product and due to general development delays. The Company is also continuing to update the Sierra platform. The successful introduction of IMA and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Continued delay in introducing new products or failure of such products to achieve substantial market share could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in completing and introducing new products or that such products will generate significant revenues or profits.

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

         The Company's operating results may be adversely affected by continued significant increase in competition from both competitors such as Nortel and Lucent for mid-range and large systems and ActiveVoice Technology for low-end systems in the GBS market. In addition, the GBS market has not experienced significant overall growth in the size of the market, making it significantly more competitive to acquire new customers. As a result of a slowly growing market and intense competition, operating margins in the GBS unit have been and are expected to continue to be negatively affected. The Company introduced Unified Messenger, a new product for this market, in the third quarter of fiscal 1997 with shipment expected in late summer. However, as with any product introduction, customers could choose to defer orders pending availability of the enhanced product, which could adversely affect revenues and operating results.

         Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis due to nonlinear sales. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

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

                        OCTEL COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and short-term investments in the first nine months of fiscal 1997 increased $14.6 million from June 30, 1996. Cash flows from operations resulted in a net increase of cash of $60.3 million in the first nine months of fiscal 1997 compared to $21.0 million in the first nine months of fiscal 1996. The increase from the prior year was due primarily to the reduction of inventory, collection of accounts receivable and the collection of a tax refund of $4.9 million.

         The primary sources of cash during the first nine months of fiscal 1997 resulted from net income of $31.8 million, which included $29.4 million of non-cash expenses for depreciation and amortization, cash provided by the sale of common stock, resulting primarily from the exercise of stock options, of $16.3 million and a tax refund of $4.9 million. The primary uses of cash during the first nine months of fiscal 1997 were investment in property, plant and equipment of $37.3 million and the repurchase of common stock for $20.3 million, net of put warrant proceeds of $3.4 million. The Company expects to purchase additional equipment and make certain leasehold improvements during the remainder of fiscal 1997.

         Effective July 6, 1995, the Company entered into a one-year operating lease agreement to lease undeveloped land on which additional offices may be constructed adjacent to the existing corporate offices over the next three years under a similar leasing arrangement. In June, 1996 the operating lease was extended for another one-year period. Under the terms of the operating lease, the Company is contingently liable under a 97% first-loss clause for up to $9.9 million. On February 21, 1997, the Company entered into a second operating lease for an additional parcel of undeveloped land adjacent to its existing corporate offices. The Company is contingently liable, under the second lease, to the lessor under a 97% first-loss clause for up to $5.1 million. Both of the above mentioned operating leases are scheduled to be renewed in June 1997 and will be combined to form one operating lease for both parcels of land at that time. Cash payments under the above operating lease were not significant during the first nine months of fiscal 1997.

         In July 1994, the Company's Board of Directors approved the repurchase of up to 3.5 million shares of its Common Stock over a period of approximately two years. In June 1996, the Company's Board of Directors approved the repurchase of an additional 3.5 million shares of its Common Stock over an additional two-year period. In October 1996, the Company repurchased an additional 1.5 million shares at an average per share price of $14.78, net of the impact of sales of put warrants. As of March 31, 1997, the Company had repurchased approximately 4.7 million shares of its Common Stock at an average per share price of $11.48, net of the impact of sales of put warrants of $3.4 million. The Company expects to continue to repurchase its Common Stock under this program if warranted by market conditions. There were no stock repurchases during the third quarter of fiscal 1997.

         The Company anticipates that cash flows from operations, its existing cash and cash equivalents balance, its short-term investment balance and its existing $30 million bank revolving line of credit will be adequate to meet the Company's cash requirements at least through the end of 1997.

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

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Therefore, in its annual consolidated financial statements for fiscal 1998, the Company will make the required disclosures. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share.

                        OCTEL COMMUNICATIONS CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Theis Research, Inc.

         In April 1992, the Company filed suit, in the United States District Court in Northern California, against Theis Research, Inc. ("Theis") for a declaratory judgment that the Company's products do not infringe three patents of Theis and that those patents are invalid. In November 1992, Theis filed a counterclaim against the Company alleging infringement of seven of Theis' patents. Subsequently, Theis dismissed with prejudice the claims as to all but four of the patents, and its claims as to one of the remaining four patents were dismissed on summary judgment. During the first quarter of fiscal 1995, the Company engaged in a jury trial regarding infringement of the three remaining patents and the defense of patent invalidity. In October 1994, the jury returned a verdict finding, among other things, that Octel was correct in its claim that the three patents at issue were invalid. The Court entered final judgment in the case in January 1996, declaring Octel a "prevailing party" entitled to recover its substantial costs in connection with the lawsuit. In November 1996, the Court reversed the jury's verdict that Octel infringed one of the patents held invalid. The Court also reversed the jury's verdict that another patent was invalid but affirmed the jury's finding of non-infringement of that patent. Theis filed a notice of appeal in December 1996, and the Company thereafter filed a notice of cross-appeal on certain issues. The parties have now submitted their opening briefs on appeal.

Gilbarco Inc.

         In January 1994, Gilbarco Inc. ("Gilbarco") filed suit in the U.S. District Court for the District of Colorado against the Company and one of the Company's telephone company customers, U.S. West, alleging infringement of a Gilbarco patent and seeking unspecified damages. The Company filed an answer to the complaint denying any infringement of the patent and raising several affirmative defenses, including an assertion that the patent is invalid and unenforceable. In September 1994, the claims asserted against the Company were transferred to the U.S. District Court for the Northern District of California and those claims asserted against U.S. West were stayed and administratively closed pending the outcome of the California action. Both parties filed motions for summary judgment on a variety of issues, including a motion by Octel for summary judgment declaring the Gilbarco patent unenforceable due to inequitable conduct during the procurement of the patent. In February 1996, the Court granted Octel's motion for summary judgment (and denied Gilbarco's counter-motion) and declared the patent unenforceable as a matter of law. The Court subsequently entered judgment in favor of Octel and against Gilbarco and awarded Octel its costs in connection with the lawsuit. Gilbarco's subsequently filed motion for reconsideration of the Court's ruling was denied and Gilbarco thereafter filed a notice of appeal. In April 1997, after hearing oral argument on Gilbarco's appeal, the Federal Circuit Court of Appeal denied Gilbarco's appeal and affirmed the summary judgment in Octel's favor.

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

                        OCTEL COMMUNICATIONS CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On May 13, 1997, the Company and The First National Bank of Boston, as rights agent, entered into the Second Amended and Restated Rights Agreement (the "Amended Rights Agreement"), which supersedes the First Amended and Restated Common Shares Rights Agreement dated August 29, 1996 (the "Prior Rights Agreement"). The Amended Rights Agreement is substantially the same as the Prior Rights Agreement as originally executed, with the exception that, among other things (i) each right is now exercisable, at the times and under the circumstances specified in the Amended Rights Agreement, for 1/100 of a share of a new series of Preferred Stock designated "Series A Junior Participating Preferred Stock," (ii) the term of the Amended Rights Agreement has been extended from August 29, 2006 to May 13, 2007 and (iii) the ownership threshold that triggers the "flip-in" provision of the rights has been changed from 21% to 20%, and the Company's Board of Directors has been given the power to reduce this threshold to 10%. A number of other technical amendments are also reflected in the Amended Rights Agreement. For a more detailed description of the changes reflected in the Amended Rights Agreement, or for additional information relating to the Amended Rights Agreement, please see the Registration Statement on Form 8-A/A filed by the Company with the Securities Exchange Commission on May 13, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.               Description
                  -----------               -----------
                  10.16    Second Amended and Restated  Rights  Agreement dated
                           as of May 13, 1997 between the Company and the First
                           National Bankof Boston (1).

                  10.19 Lease of the Land Agreement dated February 21, 1997 by and between Sumitomo Bank Leasing and Finance, Inc.
                           and the Company.

                  10.20    Waiver and Release Agreement dated as of February 14,
                           1997 by and among the Company,  Sumitomo Bank Leasing
                           and Finance, Inc. and The  Peery  Private  Investment
                           Company-WP,  L.P.,    The  Peery  Private  Investment
                           Company-WP L.P., as to  an  undivided  25%  interest,
                           The  Peery  Public  Investment  Company-WP,  L.P.,  a
                           California  limited  partnership,  as to an undivided
                           25%  interest  and  John  Arrillaga,  as  Trustee, or
                           Successor  Trustee under  Trust  Agreement dated July
                           20, 1977  and  as  amended, as  to  an  undivided 50%
                           interest, and  Richard  T. Peery,  individually,  and
                           John Arrillaga, individually.

                  11.0     Statement re computation of earnings per share

                  27.0     Financial Data Schedule

         (b)      Report on Form 8-K

                  No report on Form 8-K was filed by the Company during its fiscal quarter ended March 31, 1997.

                        OCTEL COMMUNICATIONS CORPORATION
                                     PART II
                                OTHER INFORMATION

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 8-A/A filed on May 13, 1997.

                        OCTEL COMMUNICATIONS CORPORATION

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     OCTEL COMMUNICATIONS CORPORATION


Dated:  May 15, 1997

                                     /s/ ROBERT COHN
                                     -------------------------------------------
                                     Robert Cohn, Chief Executive Officer

                                     /s/ JODY BISSON
                                     -------------------------------------------
                                     Jody Bisson, Vice President and
                                     Corporate Controller (Acting Chief
                                     Financial Officer)

                        OCTEL COMMUNICATIONS CORPORATION

                                 EXHIBIT INDEX

                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                  Exhibit                                                                  Page
                  Number                    Description                                    Number
                  -------                   -----------                                    ------
                  10.16    Second Amended and Restated Rights Agreement dated as
                           of May 13, 1997 between the Company and the First
                           National Bank of Boston (1).....................................  -

                  10.19    Lease of the Land Agreement dated February 21, 1997
                           by and between Sumitomo Bank Leasing and Finance,
                           Inc. and the Company............................................  2

                  10.20    Waiver and Release Agreement dated as of February 14,
                           1997 by and among the Company,  Sumitomo Bank Leasing
                           and  Finance, Inc.  and  The Peery Private Investment
                           Company-WP,  L.P.,    The  Peery  Private  Investment
                           Company-WP  L.P., as  to  an  undivided 25% interest,
                           The  Peery  Public  Investment  Company-WP,  L.P.,  a
                           California limited partnership, as  to  an  undivided
                           25%  interest  and  John  Arrillaga, as  Trustee,  or
                           Successor Trustee under Trust  Agreement  dated  July
                           20, 1977  and  as  amended, as  to  an  undivided 50%
                           interest, and  Richard  T. Peery,  individually,  and
                           John Arrillaga, individually.................................... 62

                  11.0     Statement re computation of earnings per share.................. 75

                  27.0     Financial Data Schedule......................................... 77


                  --------------
                  (1) Incorporated by reference to the exhibit filed with the Company's
                      Registration Statement on Form 8-A/A filed on May 13, 1997.

